Form 10-Q
period 2012-03-31
SandRidge Mississippian Trust II
filed 2012-05-29
CIK 1538267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-35508

SANDRIDGE MISSISSIPPIAN TRUST II

(Exact name of registrant as specified in its charter)

Delaware	30-0709968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee 919 Congress Avenue, Suite 500 Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(855) 802-1092

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 22, 2012, 37,293,750 Common Units and 12,431,250 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II

FORM 10-Q

Quarter Ended March 31, 2012

All references to “we,” “us,” “our,” or the “Trust” refer to SandRidge Mississippian Trust II. References to “SandRidge” refer to SandRidge Energy, Inc., and where the context requires, its subsidiaries. The royalty interests conveyed by SandRidge from its interests in certain properties in the Mississippian formation in northern Oklahoma and southern Kansas and held by the Trust are referred to as the “Royalty Interests.”

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and “Risk Factors” in Item 1A of Part II and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, information regarding target distributions and statements regarding the number of development wells to be completed in future periods, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part II of this Quarterly Report, which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF ASSETS AND TRUST CORPUS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,000	$1,000

Total assets	$1,000	$1,000

TRUST CORPUS

Trust corpus	$1,000	$1,000

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

1. Organization of Trust

SandRidge Mississippian Trust II (the “Trust”) is a statutory trust formed on December 13, 2011 under the Delaware Statutory Trust Act pursuant to a trust agreement by and among SandRidge Energy, Inc. (“SandRidge”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).

The Trust was created to acquire and hold Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2012. See Note 5 for a description of the offering.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting. The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust will record revenues when cash is received (rather than when earned) and expenses when paid (rather than when incurred) and may also establish certain cash reserves for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the Securities and Exchange Commission (“SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. Amortization of investment in royalty interests, calculated on a unit-of-production basis, and any impairments will be charged directly to trust corpus.

The Trust is treated for federal and applicable state income tax purposes as a partnership. For U.S. federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership is typically treated in the same manner as it is for U.S. federal income tax purposes.

Interim Financial Statements. The accompanying unaudited financial statements have been prepared by the Trust in accordance with the accounting policies stated in the audited financial statements and notes of the Trust thereto included in the final prospectus filed with the SEC by the Trust pursuant to Rule 424(b) under the Securities Act on April 18, 2012 (the “Prospectus”) and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. On April 23, 2012, the Trust entered into a derivatives agreement with SandRidge in order to mitigate a portion of the effect of this price volatility. See Note 5 for a description of the derivatives agreement.

3. Loan Commitment

Pursuant to the amended and restated trust agreement, dated as of April 23, 2012, by and among SandRidge, the Trustee and the Delaware Trustee (the “trust agreement”), if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at March 31, 2012 or December 31, 2011.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO STATEMENTS OF ASSETS AND TRUST CORPUS–CONTINUED

(Unaudited)

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year, beginning in January 2018. The Trust will also pay, out of the first cash payment received by the Trust, the Trustee’s and the Delaware Trustee’s legal expenses incurred in forming the Trust as well as the Trustee’s one-time acceptance fee in the amount of $10,000. There were no amounts paid to the Trustee for administrative fees during the three-month period ended March 31, 2012.

Agreements with SandRidge. The Trust entered into a development agreement, a registration rights agreement, an administrative services agreement and a derivatives agreement with SandRidge in April 2012. See Note 5 for a description of these agreements.

5. Subsequent Events

Public Offering of Common Units. Pursuant to an initial public offering in April 2012, the Trust sold 29,900,000 of its common units to the public for net proceeds, after payment of underwriting discounts and commissions, of approximately $590.2 million. The Trust delivered the net proceeds of the offering, which were further reduced by $3.1 million for a structuring fee paid to certain of the underwriters, along with 7,393,750 common units and 12,431,250 subordinated units, to certain wholly-owned subsidiaries of SandRidge, in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions, there were 49,725,000 Trust units, consisting of 37,293,750 common and 12,431,250 subordinated units, issued and outstanding.

The Trust common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions as described below. The subordinated units, all of which are held by SandRidge, constitute 25% of the Trust units issued and outstanding. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). At the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the trust development wells (described below), the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions will terminate. After such time, the common units will no longer have the protection of the Subordination Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

The Trust will make quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. The Trust’s first distribution will cover production for the two-month period from January 1, 2012 to February 29, 2012. Subsequent distributions will cover a three-month period.

Description of Royalty Interests. The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in 54 oil and natural gas wells producing at December 31, 2011 and 13 additional wells awaiting completion at that time (the “Initial Wells”), and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in 206 horizontal oil and natural gas development wells to be drilled in the Mississippian formation (the “Trust Development Wells”) within an area of mutual interest (“AMI”) beginning on January 1, 2012, the effective date of the conveyance.

At April 23, 2012, the date of the Royalty Interests conveyance, the Trust’s properties consisted of (a) the Initial Wells, (b) 20 additional wells (equivalent to approximately 24 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between December 31, 2011 and April 23, 2012, and (c) the equivalent of approximately 182 Trust Development Wells to be drilled in the AMI.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO STATEMENTS OF ASSETS AND TRUST CORPUS–CONTINUED

(Unaudited)

Development Agreement. On April 23, 2012, the Trust entered into a development agreement with SandRidge, effective January 1, 2012, that obligates SandRidge to drill, or cause to be drilled, the Trust Development Wells by December 31, 2016. Additionally, SandRidge agreed not to drill and complete, or allow another person within its control to drill and complete, any other well in the AMI other than the Trust Development Wells until SandRidge has fulfilled its drilling obligation. As specified in the development agreement, SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion with a perforated length between 3,500 feet and 4,500 feet within the Mississippian formation and SandRidge’s net revenue interest in the well is equal to 47.4%. SandRidge will receive proportional credit for Trust Development Wells if the perforated length is less than 3,500 feet or greater than 4,500 feet, or if SandRidge’s net revenue interest is less than or greater than 47.4%. Accordingly, the actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest and the perforated length of each well.

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $269.1 million, subject to adjustment as described below. As SandRidge fulfills its drilling obligation over time, the total amount that may be recovered will be reduced proportionately, once SandRidge has completed 103 Trust Development Wells, as each of the remaining Trust Development Wells is drilled. If SandRidge does not fulfill its drilling obligation by December 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. At April 23, 2012, the date of the Royalty Interests conveyance, SandRidge had drilled and perforated for completion approximately 24 equivalent Trust Development Wells and the maximum amount potentially recoverable under the Drilling Support Lien was approximately $269.1 million.

Registration Rights Agreement. On April 23, 2012, the Trust entered into a registration rights agreement for the benefit of SandRidge and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by SandRidge and certain of its affiliates and permitted transferees upon request by SandRidge.

Administrative Services Agreement. On April 23, 2012, the Trust entered into an administrative services agreement with SandRidge, effective January 1, 2012, that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. In addition, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivatives contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee.

Derivatives Agreement. On April 23, 2012, the Trust entered into a derivatives agreement with SandRidge, effective April 1, 2012, that provides the Trust with the economic effect of certain derivative contracts previously entered into by SandRidge with third parties. Under the derivatives agreement, SandRidge will pay the Trust amounts it receives from its counterparties and the Trust will pay SandRidge any amounts that SandRidge is required to pay such counterparties. Substantially concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust will receive payment directly from the counterparties, and be required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust will pay a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge will have the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO STATEMENTS OF ASSETS AND TRUST CORPUS–CONTINUED

(Unaudited)

The Trust’s derivative contracts consist of fixed price swaps, under which the Trust will receive a fixed price and pay a floating price over specified periods for contracted volumes. The following tables present the notional amount and weighted average fixed price of the contracts underlying the derivatives agreement, effective April 1, 2012, including the contracts that were subsequently novated to the Trust. The combined volume in the tables below reflects the total volume of oil derivative contracts for the Trust.

Oil Contracts Underlying the Derivatives Agreement

	Notional (MBbl)	Weighted Avg. Fixed Price
April 2012 — December 2012	230	$107.00
January 2013 — December 2013	612	$104.00
January 2014 — December 2014	562	$99.00

Oil Contracts Underlying the Derivatives Agreement and Subsequently Novated to the Trust

	Notional (MBbl)	Weighted Avg. Fixed Price
April 2012 — December 2012	458	$107.00
January 2013 — December 2013	446	$104.00
January 2014 — December 2014	338	$99.00

Distribution to Unitholders. On April 30, 2012, the Trust declared a cash distribution of $0.267726 per unit covering production for the two-month period from January 1, 2012 to February 29, 2012 for record holders as of May 15, 2012. The distribution will be paid on or about May 30, 2012. Distributable income for January 1, 2012 to February 29, 2012 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$15,701

Total revenues	15,701

Expenses
Post-production expenses	478
Production taxes	160
Cash reserves withheld by Trustee (1)	1,750

Total expenses	2,388

Distributable income available to unitholders	$13,313

Distributable income per unit (49,725,000 units issued and outstanding)	$0.267726

(1)	Includes $1.0 million to establish cash reserve and $0.8 million withheld for payment of future Trust administrative expenses.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited financial statements and the accompanying notes included in this Quarterly Report, the Trust’s audited financial statement and the accompanying notes included in the Prospectus and the Discussion and Analysis of Historical Results from the Producing Wells contained in the Prospectus.

Overview

The Trust is a statutory trust created on December 13, 2011 under the Delaware Statutory Trust Act. The business and affairs of the Trust are managed by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the Trust’s derivative contracts (described in Note 5 to the unaudited financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the Trust’s derivative contracts. The Trust is treated as a partnership for federal income tax purposes.

Although the Trust was formed on December 13, 2011, the conveyance of the Royalty Interests did not occur until April 23, 2012, with an effective date of January 1, 2012, and no proceeds were received from SandRidge during the three-month period ended March 31, 2012. As a result, the Trust did not recognize any income or make any distributions during the three-month period ended March 31, 2012.

Initial Public Offering. In April 2012, the Trust completed an initial public offering of 29,900,000 Trust common units for net proceeds, after payment of underwriting discounts and commissions, of approximately $590.2 million. The Trust delivered the net proceeds of the offering, which were further reduced by $3.1 million for a structuring fee paid to certain of the underwriters, along with 7,393,750 common units and 12,431,250 subordinated units to certain wholly-owned subsidiaries of SandRidge in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions, there were 49,725,000 Trust units, consisting of 37,293,750 common and 12,431,250 subordinated units, issued and outstanding.

Properties. At April 23, 2012, the date of the Royalty Interests conveyance, the Trust’s properties consisted of (a) the Initial Wells, (b) 20 additional wells (equivalent to approximately 24 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between December 31, 2011 and April 23, 2012, and (c) the equivalent of approximately 182 Trust Development Wells to be drilled within an AMI consisting of approximately 67,500 gross acres (53,000 net acres) in northern Oklahoma and southern Kansas.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in the Initial Wells and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in the Trust Development Wells, in each case, beginning on January 1, 2012, the effective date of the conveyance. The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs related to the Underlying Properties.

As specified in the development agreement executed by the Trust with SandRidge in April 2012, effective January 1, 2012, SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells on or before December 31, 2016. SandRidge is not permitted to drill and complete any well within the AMI for its own account until it has satisfied the drilling obligation to the Trust. SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties, the balance of which will be reduced proportionately, once SandRidge has completed 103 Trust Development Wells, as each of the remaining Trust Development Wells is drilled. At April 23, 2012, the amount potentially recoverable under the lien was approximately $269.1 million.

Distributions. The Trust will make quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. The amount of the quarterly distributions will fluctuate from quarter to quarter depending on several factors, including:

•	timing of initial production from the Trust Development Wells;

•	oil and natural gas prices received;

•	volume of oil and natural gas produced and sold;

•	amounts realized and paid under the Trust’s derivative agreements;

•	post-production costs and any applicable taxes; and

•	the Trust’s general and administrative expenses.

The Trust’s subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is at least equal to the Subordination Threshold. If there is not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owns), the distribution to be made with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge) up to the Subordination Threshold. If the cash available for distribution on all of the Trust units in any quarter exceeds the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, is entitled to 50% of the amount by which the cash available for distribution exceeds the Incentive Threshold.

The following table sets forth the Subordination Threshold and Incentive Threshold for each remaining calendar quarter through the fourth quarter of 2017, as set out in the trust agreement and as included in the Prospectus.

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)
2012
First quarter(3)	$0.21	$0.32
Second quarter	0.37	0.56
Third quarter	0.45	0.68
Fourth quarter	0.48	0.71

2013
First quarter	0.52	0.78
Second quarter	0.55	0.83
Third quarter	0.54	0.81
Fourth quarter	0.56	0.85

2014
First quarter	0.58	0.86
Second quarter	0.60	0.89
Third quarter	0.60	0.90
Fourth quarter	0.58	0.87

2015
First quarter	0.63	0.95
Second quarter	0.64	0.97
Third quarter	0.64	0.96
Fourth quarter	0.64	0.96

2016
First quarter	0.67	1.00
Second quarter	0.64	0.96
Third quarter	0.58	0.87
Fourth quarter	0.54	0.81

2017
First quarter	0.51	0.77
Second quarter	0.48	0.73
Third quarter	0.46	0.69
Fourth quarter	0.44	0.66

(1)

Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it with the exception of the first distribution, which covered production from a two-month period.

(2)

Each of the Subordination Threshold (80% of quarterly target distribution) and Incentive Threshold (120% of quarterly target distribution) terminates after the fourth full calendar quarter following SandRidge’s completion of its drilling obligation.

(3)

Includes proceeds attributable to the first two months of production from January 1, 2012 to February 29, 2012, based on estimated realized production for January and February 2012, and gives effect to $1.0 million of reserves for future general and administrative expenses withheld by the Trustee and additional administrative costs relating to the formation of the Trust.

Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to foreign partners should be made at the highest marginal rate. Under Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to foreign partners should be made at 30% of gross income unless the rate is reduced by treaty. This is intended to be a qualified notice to nominees and brokers as provided for under Treasury Regulation Section 1.1446-4(b) by the Trust, and while specific relief is not specified for Section 1441 income, this disclosure is intended to suffice. Nominees and brokers should withhold 35% of the distribution made to foreign partners.

Pursuant to a derivatives agreement between the Trust and SandRidge and certain derivative contracts that SandRidge novated to the Trust, a portion of the revenues associated with oil production attributable to the Royalty Interests will be economically hedged with fixed price swaps from April 1, 2012 to December 31, 2014. The Trust’s distributable income will include net settlements under these derivatives contracts.

The Trust will dissolve and begin to liquidate on December 31, 2031 (the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be retained by the Trust at the Termination Date and thereafter sold, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis. SandRidge has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date.

Results of Trusts Operations

The Trust did not receive or disburse any funds during the three-month period ended March 31, 2012. See “Liquidity and Capital Resources – Future Trust Distribution to Unitholders” below for a discussion of the Trust’s first distribution to unitholders declared on April 30, 2012.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests, the Trust’s derivative contracts and borrowings, if any, to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 3 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge, payment of amounts owed under the Trust’s derivatives contracts, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests for the quarter, over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions previously described. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds to pay such expenses. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid.

Future Trust Distribution to Unitholders. On April 30, 2012, the Trust declared a cash distribution of $0.267726 per unit covering production for the period from January 1, 2012 to February 29, 2012 for record holders as of May 15, 2012. The distribution will be paid on or about May 30, 2012 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$15,701

Total revenues	15,701

Expenses
Post-production expenses	478
Production taxes	160
Cash reserves withheld by Trustee(1)	1,750

Total expenses	2,388

Distributable income available to unitholders	$13,313

Distributable income per unit (49,725,000 units issued and outstanding)	$0.267726

(1)	Includes $1.0 million to establish cash reserve and $0.8 million withheld for payment of future Trust administrative expenses.

Critical Accounting Policies and Estimates

Refer to Note 2 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report and the audited financial statements of the Trust and notes thereto included in the Prospectus for a description of the Trust’s accounting policies and use of estimates.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The discussion in this section provides information about commodity derivative contracts, certain benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement effective April 1, 2012, and others of which SandRidge has novated to the Trust. Under the derivatives agreement, SandRidge will pay the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust will pay SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. Concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust will receive payment directly from the counterparties, and be required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust will pay a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon New York Mercantile Exchange prices. The contracts underlying the derivatives agreement cover a portion of the anticipated future sales volumes of oil production from the Initial Wells as well as a portion of the anticipated future oil production from the Trust Development Wells through December 31, 2014. The Trust does not have the ability to enter into its own derivative contracts. See Note 5 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil derivative contracts.

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Royalty Interests, which generally entitles the Trust to receive a portion of the net proceeds from sales of oil and natural gas production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil and natural gas production. The derivative contracts described above are intended to mitigate a portion of the variability of oil prices received for the Trust’s share of production from the Underlying Properties.

Credit Risk. A portion of the Trust’s liquidity is concentrated in the derivative contracts described above. The use of derivative contracts, including the arrangement between the Trust and SandRidge, involves the risk that SandRidge or the counterparties will be unable to meet their obligations under the contracts. The Trust’s counterparty under the derivatives agreement is SandRidge, whose counterparties are institutions with an “investment grade” credit rating. The current counterparties to the derivative contracts novated by SandRidge to the Trust are also institutions with corporate credit ratings of at least an “investment grade” credit rating. SandRidge is not required to pay the Trust to the extent of payment defaults by SandRidge’s counterparties.

ITEM 4. Controls and Procedures

The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Act, designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of the end of the period covered by this report. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by SandRidge.

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the trust agreement, (ii) the administrative services agreement, (iii) the development agreement and (iv) the conveyances granting the Royalty Interests, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by SandRidge, including information relating to results of operations, the status of drilling of the Trust Development Wells, the costs and revenues attributable to the Trust’s interests under the conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Royalty Interests, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

During the quarter ended March 31, 2012, the Trustee established its policies and procedures relating to internal control over financial reporting relating to the Trust. Except for the establishment of these policies and procedures, there were no changes in the Trustee’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A.	Risk Factors

Risks Related to the Units

Drilling for and producing oil and natural gas on the Underlying Properties are high risk activities with many uncertainties that could delay or change the anticipated drilling schedule for the remaining Trust Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease cash that is available for distribution to unitholders.

The drilling and completion of the remaining Trust Development Wells are subject to numerous risks beyond SandRidge’s and the Trust’s control, including risks that could delay or change the current drilling schedule for the Trust Development Wells and the risk that drilling will not result in commercially viable oil and natural gas production. Drilling for oil and natural gas can be unprofitable if dry wells are drilled and if productive wells do not produce sufficient revenues to return a profit. SandRidge’s and any third-party operators’ decisions to develop or otherwise exploit certain areas within the AMI will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The estimated costs of drilling, completing and operating wells are uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. A Trust Development Well that is successfully completed may not pay out the capital costs spent to drill it. Drilling and production operations on the Underlying Properties may be curtailed, delayed or canceled as a result of various factors, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements including permitting;

•	unusual or unexpected geological formations and miscalculations;

•	shortages of or delays in obtaining equipment and qualified personnel;

•	shortages of or delays in obtaining water for hydraulic fracturing operations;

•	equipment malfunctions, failures or accidents;

•	lack of available gathering facilities or delays in construction of gathering facilities;

•	lack of available capacity on interconnecting transmission pipelines;

•	lack of adequate electrical infrastructure;

•	unexpected operational events and drilling conditions;

•	pipe or cement failures and casing collapses;

•	pressures, fires, blowouts, and explosions;

•	lost or damaged drilling and service tools;

•	loss of drilling fluid circulation;

•	uncontrollable flows of oil, natural gas, brine, water or drilling fluids;

•	natural disasters;

•	environmental hazards, such as oil and natural gas leaks, pipeline ruptures and discharges of toxic gases or well fluids;

•	adverse weather conditions such as extreme cold, fires caused by extreme heat or lack of rain, and severe storms or tornadoes;

•	reductions in oil and natural gas prices;

•	oil and natural gas property title problems; and

•	market limitations for oil and natural gas.

In the event that drilling of the Trust Development Wells is delayed or the Initial Wells or Trust Development Wells have lower than anticipated production due to one of the factors above, or for any other reason, cash distributions to unitholders may be reduced. In addition, wells drilled in the Mississippian formation in the AMI typically produce a large volume of water, which requires the drilling of saltwater disposal wells. SandRidge’s inability to drill these wells or otherwise dispose of the water produced from the Initial Wells and Trust Development Wells in an efficient manner could delay production and therefore the Trust’s receipt of proceeds from the Royalty Interests. Under the Development Agreement, SandRidge will receive credit for drilling a Trust Development Well if the well is drilled in the AMI and perforated (or made ready to commence stimulation) horizontally for completion in the Mississippian formation, even if such well does not successfully produce hydrocarbons.

Oil and natural gas prices fluctuate due to a number of factors that are beyond the control of the Trust and SandRidge, and lower prices could reduce proceeds to the Trust and cash distributions to unitholders.

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. The markets for these commodities are very volatile. Oil and natural gas prices can fluctuate widely in response to a variety of factors that are beyond the control of the Trust and SandRidge. These factors include, among others:

•	regional, domestic and foreign supply, and perceptions of supply, of oil and natural gas;

•	the price of foreign imports;

•	U.S. and worldwide political and economic conditions;

•	the level of demand, and perceptions of demand, for oil and natural gas;

•	weather conditions and seasonal trends;

•	anticipated future prices of oil and natural gas, alternative fuels and other commodities;

•	technological advances affecting energy consumption and energy supply;

•	the proximity, capacity, cost and availability of pipeline infrastructure, treating, transportation and refining capacity;

•	natural disasters and other acts of force majeure;

•	domestic and foreign governmental regulations and taxation;

•	energy conservation and environmental measures; and

•	the price and availability of alternative fuels.

For oil, from January 1, 2008 through December 31, 2011, the highest monthly settled price on the New York Mercantile Exchange (“NYMEX”) was $140.00 per Bbl and the lowest was $41.68 per Bbl. For natural gas, from January 1, 2008 through December 31, 2011, the highest monthly NYMEX settled price was $13.11 per MMBtu and the lowest was $2.84 per MMBtu. In addition, the market price of oil and natural gas is generally higher in the winter months than during other months of the year due to increased demand for oil and natural gas for heating purposes during the winter season.

Lower oil and natural gas prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low oil and natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil and natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon, at its cost, any well or property if it reasonably believes that the well or property can no longer produce oil and natural gas in commercially economic quantities. This could result in termination of the portion of the Royalty Interest relating to the abandoned well or property, and SandRidge would have no obligation to drill a replacement well. In addition, lower oil and natural gas prices could make it more likely that leases in the undeveloped acreage will expire at the end of their respective primary terms as a result of the failure to establish production from such leasehold acreage in commercially paying quantities prior to such date. The volatility of oil and natural gas prices also reduces the accuracy of target distributions to Trust unitholders. For a discussion of certain risks related to the Trust’s hedging arrangements, see “—The hedging arrangements for the Trust cover only a portion of the production attributable to the Trust, and such arrangements limit the Trust’s ability to benefit from commodity price increases for hedged volumes above the corresponding hedge price.”

Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves estimated to be attributable to the Royalty Interests. It is not possible to measure underground accumulations of oil and natural gas in an exact way, and estimating reserves is inherently uncertain. Further, estimates of probable reserves are, by definition, less certain than estimates of proved reserves and are subject to substantially greater risk of not actually being realized. As discussed below, the process of estimating oil and natural gas reserves requires interpretations of available technical data and many assumptions. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in the Prospectus. This could result in actual production and revenues for the Underlying Properties being materially less than estimated amounts.

In order to prepare the estimates of reserves attributable to the Underlying Properties and the Trust, production rates and the timing of development expenditures must be projected. In so doing, available geological, geophysical, production and engineering data must be analyzed. The extent, quality and reliability of this data can vary.

In addition, petroleum engineers are required to make subjective estimates of underground accumulations of oil and natural gas based on factors and assumptions that include:

•	historical production from the area compared with production rates from other producing areas;

•	oil and natural gas prices, production levels, Btu content, production expenses, transportation costs, severance and excise taxes and capital expenditures; and

•	the assumed effect of governmental regulation.

Changes in these assumptions or actual production costs incurred and results of actual development could materially decrease reserve estimates and, because they are inherently less certain than proved reserves, this variability is likely to be higher for probable reserves estimates.

Estimates of reserves are also continually subject to revisions based on production history, results of additional exploration and development, price changes, and other factors.

Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. Less production history may contribute to less accurate estimates of reserves, future production rates and the timing of development expenditures. Most of the Initial Wells have been operational for less than one year and estimated reserves vary substantially from well to well and are not directly correlated to perforated lateral length or completion technique. Historical production data from vertical wells drilled in the AMI analyzed by SandRidge and Netherland Sewell and Associates, Inc. (“Netherland Sewell”) may not accurately predict future production from horizontal wells. The lack of operational history for horizontal wells in the Mississippian formation may also contribute to the inaccuracy of estimates of reserves. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders. As with all horizontal drilling programs, there is a risk that some or all of a horizontal well could miss the target reservoir. As a result, unitholders may not receive the benefit of the total amount of reserves estimated in the Trust’s reserve reports, even if SandRidge has satisfied its drilling obligation.

In certain circumstances the Trust may have to make cash payments under the hedging arrangements and these payments could be significant; such arrangements are secured by the Trust’s Royalty Interests in the Underlying Properties.

If actual production is below the amounts forecast in the Trust’s summary reserve report dated January 3, 2012 and included as an annex to the Prospectus and oil prices rise, the hedging arrangements entered into by the Trust may result in the Trust having to make cash payments under the hedging arrangements which could, in certain circumstances, be significant. Swap contracts underlying the derivatives agreement between SandRidge and the Trust and swap contracts entered into between the Trust and unaffiliated hedge counterparties provide the Trust with the right to receive from SandRidge or the hedge counterparties, as applicable, the excess of the fixed price specified in the hedge contract over a floating market price, multiplied by the volume of production hedged. If the floating market price exceeds the specified fixed price, the Trust must pay SandRidge or its hedge counterparties, as applicable, this difference in price multiplied by the volume of production hedged, even if the production attributable to the Trust’s Royalty Interests is insufficient to cover the volume of production specified in the applicable hedge contracts. Accordingly, if the production attributable to the Trust’s Royalty Interests is less than the volume hedged and the floating market price exceeds the specified fixed price, the Trust will have to make payments against which it will have insufficient offsetting cash receipts from the sale of production attributable to the Royalty Interests. Furthermore, if one or more of the purchasers of the production attributable to the Underlying Properties defaults on a payment obligation, the Trust may have insufficient cash receipts to make payments under the hedging arrangements. If these payments become too large, the Trust’s liquidity and cash available for distribution may be adversely affected.

In addition, the Trust’s obligations to the counterparties under its direct hedge contracts are secured by a first priority lien on the Royalty Interests. If the Trust fails to make any required payments to its unaffiliated hedge counterparties, these counterparties will have a right to foreclose on the Royalty Interests and may sell the Royalty Interests in order to satisfy the Trust’s payment obligations. Following foreclosure by the hedging counterparties, the counterparties may not be able to secure a replacement operator and any amounts recovered in such foreclosure action would not result in any distribution to the Trust unitholders. In addition, the Trust’s hedging arrangements contain a prohibition on the Trust granting additional liens on any of its properties, other than customary permitted liens and liens in favor of the Trustees of the Trust.

Target distributions, subordination thresholds and incentive thresholds were established based on assumptions that are inherently subjective and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual cash distributions to differ materially from the target.

The target distributions, subordination thresholds and incentive thresholds, as set forth in the Prospectus and described in Item 2, Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, were established based on SandRidge’s calculations, and SandRidge did not receive an opinion or report on such calculations from any independent accountants, financial advisers, or engineers. Such calculations were based on assumptions about drilling, production, oil and natural gas prices, hedging activities, capital expenditures, expenses, tax rates and production tax credits under state law, the location of Trust Development Wells, and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from the targets. For example, the targets assumed that oil and natural gas production would be sold at prices based on estimated realized prices for January, February and March 2012, NYMEX settled prices for April 2012, and monthly NYMEX forward pricing as of March 30, 2012 for the 32-month period ending December 31, 2014, and assumed price increases after December 31, 2014 of 2.5% annually, capped at $120.00 per Bbl of oil in June 2023 and $6.48 per MMBtu of natural gas in December 2031; however, actual sales prices may be significantly lower. Additionally, the targets assumed that the Trust Development Wells will be drilled on SandRidge’s then-current anticipated schedule at the locations referenced in the Trust’s reserve reports and that the related Underlying Properties would achieve production volumes set forth in the Trust’s reserve reports; however, the drilling of the Trust Development Wells may be delayed. Trust Development Wells may be drilled at locations with higher post-production expenses and applicable taxes and actual production volumes may be significantly lower than estimated. Further, after wells are completed, production operations may be curtailed, delayed or terminated as a result of a variety of risks and uncertainties, including those described above under “—Drilling for and producing oil and natural gas on the Underlying Properties are high risk activities with many uncertainties that could delay or change the anticipated drilling schedule for the remaining Trust Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease cash that is available for distribution to unitholders.”

Furthermore, neither the target distribution nor the subordination threshold for each quarter during the subordination period necessarily represents the actual cash distributions unitholders will receive. To the extent actual production volumes or sales prices of oil and natural gas differ from the assumptions used to generate the target distributions, the actual distributions unitholders receive may be lower than the target distribution and the subordination threshold for the applicable quarter. For example, drilling of the Trust Development Wells ahead of the schedule assumed when the target distribution amounts were determined could cause actual distributions to fall below the target distribution amounts or subordination thresholds in later periods. A cash distribution to Trust unitholders below the target distribution amount or the subordination threshold may materially adversely affect the market price of the Trust units.

The subordination of certain Trust units held by SandRidge does not assure that unitholders will in fact receive any specified return on unitholders investment in the Trust.

Although SandRidge will not be entitled to receive any distribution on its subordinated units unless there is enough cash for all of the common units to receive a distribution equal to the subordination threshold for such quarter (which is 20% below the target distribution level for the corresponding quarter), the subordinated units constitute only a 25% interest in the Trust, and this feature does not guarantee that common units will receive a distribution equal to the subordination threshold, or any distribution at all. Additionally, the subordination period will terminate and the subordinated units will automatically convert into common units on a one-for-one basis, following which they will no longer be subject to the subordination threshold, at the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Trust Development Wells.

Quarterly cash distributions are made by the Trust based on the proceeds received by the Trust pursuant to the Royalty Interests for the preceding calendar quarter. If a quarterly cash distribution is lower than the target distribution amount or subordination threshold set forth in the Prospectus for any quarter, the common units will not be entitled to receive any additional distributions nor will the units be entitled to arrearages in any future quarter.

Shortages or increases in costs of equipment, services and qualified personnel could delay the drilling of the Trust Development Wells and result in a reduction in the amount of cash available for distribution.

The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could significantly hinder SandRidge’s ability to perform the drilling obligation and delay completion of the Trust Development Wells, which would reduce future distributions to Trust unitholders.

Due to the Trust’s lack of industry and geographic diversification, adverse developments in the Trust’s existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to the unitholders.

The Underlying Properties will be operated for oil and natural gas production only and are focused exclusively in the Mississippian formation in northern Oklahoma and southern Kansas. This concentration exposes the Trust’s interests to operational and regulatory risk in that area. Due to the lack of diversification in industry type and location of the Trust’s interests, adverse developments in the oil and natural gas market or the area of the Underlying Properties, including, for example, transportation or treatment capacity constraints, curtailment of production or treatment plant closures for scheduled maintenance, could have a significantly greater impact on the Trust’s financial condition, results of operations and cash flows than if the Royalty Interests were more diversified.

The generation of proceeds for distribution by the Trust depends in part on access to and the operation of gathering, transportation and processing facilities. Limitations in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties.

The amount of oil and natural gas that may be produced and sold from any well to which the Underlying Properties relate is subject to curtailment in certain circumstances, such as by reason of weather conditions, pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered oil and natural gas to meet quality specifications of gathering lines or downstream transporters, excessive line pressure which prevents delivery, physical damage to the gathering system or transportation system or lack of contracted capacity on such systems. The curtailments may vary from a few days to several months. In many cases, SandRidge is provided limited notice, if any, as to when production will be curtailed and the duration of such curtailments. If SandRidge is forced to reduce production due to such a curtailment, the revenues of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of proceeds from the sale of production.

Some of the Trust Development Wells on the Underlying Properties may be drilled in locations that currently are not serviced by natural gas gathering and transportation pipelines or locations in which existing gathering and transportation pipelines do not have sufficient capacity to transport additional production. As a result, the natural gas production from certain Trust Development Wells might not be able to be sold until the necessary gathering systems and/or transportation pipelines are constructed or until the necessary transportation capacity on an interstate pipeline is obtained. In particular, the system SandRidge intends to use to compress and process the natural gas produced from certain of the Underlying Properties could be near its capacity and may not be able to process all of the natural gas produced from the Underlying Properties. Any delay in the expansion of such system or the construction or expansion of any other natural gas gathering systems beyond the currently estimated construction schedules, or a delay in the procurement of additional transportation capacity would delay the receipt of any proceeds that may be associated with the natural gas production from the Trust Development Wells.

Title deficiencies with respect to the Underlying Properties could adversely affect SandRidge’s rights to production from the Underlying Properties.

The existence of title deficiencies with respect to the Underlying Properties could reduce the value or render properties worthless, thus adversely affecting the distributions to unitholders. SandRidge does not obtain title insurance covering oil, gas and mineral leaseholds. Additionally, undeveloped leasehold acreage has greater risk of title defects than developed acreage.

Drilling title opinions on all of the Underlying Properties have not yet been obtained. Prior to drilling of a Trust Development Well, the Trustee believes a drilling title opinion to identify defects in title to the leasehold will be obtained. Frequently, as a result of title examinations, certain curative work may be required to correct identified title defects, and such curative work entails time and expense. The inability or failure to cure title defects could render some locations undrillable or cause the Trust to lose its rights to some or all production from some of the Underlying Properties, which could result in a reduction in proceeds available for distribution to unitholders and the value of the Trust units if a comparable additional location to drill a Trust Development Well cannot be identified.

The Trust is passive in nature and has no voting rights in SandRidge, managerial, contractual or other ability to influence SandRidge, or control over the field operations of, sale of oil and natural gas from, or development of, the Underlying Properties.

Trust unitholders have no voting rights with respect to SandRidge and, therefore, have no managerial, contractual or other ability to influence SandRidge’s activities or operations of the Underlying Properties. In addition, some of the Trust Development Wells may be operated by third parties unrelated to SandRidge. Such third party operators may not have the operational expertise of SandRidge within the AMI. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and cash available for distribution to unitholders. Neither the Trustee nor the Trust unitholders has any contractual or other ability to influence or control the field operations of, sale of oil and natural gas from, or future development of, the Underlying Properties.

The oil and natural gas reserves estimated to be attributable to the Underlying Properties of the Trust are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and gas properties or royalty interests to replace the depleting assets and production.

The proceeds payable to the Trust from the Royalty Interests are derived from the sale of the production of oil and natural gas from the Underlying Properties. The oil and natural gas reserves attributable to the Underlying Properties are depleting assets, which means that the reserves of oil and natural gas attributable to the Underlying Properties will decline over time as will the quantity of oil and natural gas produced from the Underlying Properties.

Future maintenance may affect the quantity of proved reserves that can be economically produced from the Underlying Properties to which the wells relate. The timing and size of these projects will depend on, among other factors, the market prices of oil and natural gas. With the exception of SandRidge’s commitment to drill the Trust Development Wells, SandRidge has no contractual obligation to make capital expenditures on the Underlying Properties in the future. Furthermore, for properties on which SandRidge is not designated as the operator, SandRidge has no control over the timing or amount of those capital expenditures. SandRidge also has the right to non-consent and not participate in the capital expenditures on properties for which it is not the operator, in which case SandRidge and the Trust will not receive the production resulting from such capital expenditures. If SandRidge or other operators of the wells to which the Underlying Properties relate do not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by SandRidge or estimated in the Trust’s reserve reports.

The trust agreement provides that the Trust’s business activities are generally limited to owning the Royalty Interests and entering into the hedging arrangements and activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. As a result, the Trust is not permitted to acquire other oil and gas properties or royalty interests to replace the depleting assets and production attributable to the Trust.

An increase in the differential between the price realized for oil and natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of Trust units.

The prices received for oil and natural gas production usually fall below benchmark prices such as NYMEX. The difference between the price received and the benchmark price is called a differential. The amount of the differential depends on a variety of factors, including discounts based on the quality and location of hydrocarbons produced, Btu content and post-production costs. These factors can cause differentials to be volatile from period to period. Sellers of production have little or no control over the factors that determine the amount of the differential, and cannot accurately predict differentials for natural gas or crude oil. Increases in the differential between the realized price of oil or natural gas and the benchmark price for oil or natural gas could reduce the proceeds to the Trust and therefore the cash distributions made by the Trust and the value of the Trust units. The estimated realized prices for natural gas used to prepare the target distributions were the NYMEX futures prices for natural gas, and the estimated realized prices for oil used to prepare the target distributions assumed a $5.03 per Bbl negative differential from the NYMEX futures prices for oil.

The amount of cash available for distribution by the Trust is reduced by post-production costs and applicable taxes associated with the Royalty Interests, Trust expenses and incentive distributions payable to SandRidge.

The amount of post-production costs, taxes, and expenses borne by the Trust and incentive distributions payable to SandRidge may vary materially from quarter-to-quarter. The extent by which the costs and expenses of the Trust are higher or lower in any quarter will directly decrease or increase the amount received by the Trust and available for distribution to the unitholders.

The hedging arrangements for the Trust cover only a portion of the production attributable to the Trust, and such arrangements limit the Trust’s ability to benefit from commodity price increases for hedged volumes above the corresponding hedge price.

Under the Trust’s hedging arrangements, approximately 42% of the expected production and approximately 69% of the expected revenues upon which the target distributions were based from April 1, 2012 through December 31, 2014 have been hedged. The remaining estimated production of oil during that time, all production of natural gas during that time, and all production after such time is not hedged. With respect to unhedged volumes and periods, the Trust will not be protected against the price risks inherent in holding interests in oil and natural gas, commodities that are frequently characterized by significant price volatility. Furthermore, the use of hedging arrangements limits the Trust’s ability to benefit from increases in oil prices above the hedge price on the portion of the production attributable to the Trust’s Royalty Interests that is hedged.

The Trust’s receipt of any payments due to it based on the Trust’s hedge contracts with unaffiliated hedge counterparties and the derivatives agreement with SandRidge depends upon the financial position of the Trust’s unaffiliated hedging counterparties, SandRidge and SandRidge’s hedging counterparties. The Trust’s counterparties under its hedge contracts with unaffiliated third parties are institutions with a corporate credit rating of at least A-/A3 as rated by Standard & Poor’s or Moody’s. The Trust’s counterparty under the derivatives agreement is SandRidge, whose counterparties are also institutions with a corporate credit rating of at least A-/A3. In the event that any of the counterparties to the oil hedge contracts default on their obligations to make payments under such contracts, the cash distributions to the Trust unitholders would likely be materially reduced as the hedge payments are intended to provide additional cash to the Trust during periods of lower oil prices. SandRidge will not be required to make payments to the Trust under the derivatives agreement to the extent of payment defaults by SandRidge’s hedge contract counterparties. Except in limited circumstances involving the restructuring of an existing hedge, the Trust has no ability to terminate its hedge contracts or enter into additional hedges of its own. See “—SandRidge’s ability to satisfy its obligations to the Trust depends on its financial position, and in the event of a default by SandRidge in its obligation to drill the Trust Development Wells, or in the event of SandRidge’s bankruptcy, it may be expensive and time-consuming for the Trust to exercise its remedies.”

For Trust Development Wells drilled on properties where SandRidge is not the operator, SandRidge will rely on third-party operators to drill the Trust Development Wells, and for Trust Development Wells where SandRidge is the operator, SandRidge may rely on third-party servicers to conduct the drilling operations.

SandRidge expects to operate approximately 67% of the Trust Development Wells during the subordination period. For Trust Development Wells drilled on properties where SandRidge is not the operator, however, SandRidge will rely on third-party operators to drill the Trust Development Wells. In addition, where SandRidge is the operator of a Trust Development Well, it may rely on third-party service providers to perform the necessary drilling operations. The ability of third-party operators to help SandRidge meet the drilling obligation, and the ability of third-party servicers to perform drilling operations for SandRidge, will depend on those operators’ future financial condition and economic performance and access to capital, which, in turn, will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors. The failure of a third-party operator to adequately perform operations could delay drilling or completion of wells, or reduce production from the Underlying Properties and the cash available for distribution to Trust unitholders. SandRidge may be provided little or no notice by these operators that they are failing to drill the Trust Development Wells in accordance with pre-existing schedules. If the Trust Development Wells take longer to be drilled and completed than currently anticipated, this may delay revenue attributable to the production of oil and natural gas by such wells. The revenues distributable to the Trust and the amount of cash distributable to the Trust unitholders would similarly be delayed.

Because SandRidge does not have a majority working interest in the non-operated properties comprising the Underlying Properties, SandRidge may not be able to remove the operator in the event of poor or untimely performance. If the Trust Development Wells take longer to be drilled than currently anticipated, this may delay revenue attributable to the production of oil and natural gas by such wells. The revenues distributable to the Trust and the amount of cash distributable to the Trust unitholders would similarly be delayed.

Production of oil and natural gas on the Underlying Properties could be materially and adversely affected by severe or unseasonable weather.

Production of oil and natural gas on the Underlying Properties could be materially and adversely affected by severe weather. Repercussions of severe weather conditions may include:

•	evacuation of personnel and curtailment of operations;

•	weather-related damage to drilling rigs or other facilities, resulting in suspension of operations;

•	inability to deliver materials to worksites; and

•	weather-related damage to pipelines and other transportation facilities.

In addition, SandRidge’s hydraulic fracturing operations require significant quantities of water. Certain regions in which SandRidge operates, including parts of Oklahoma and southern Kansas, recently have experienced drought conditions. Any diminished access to water for use in hydraulic fracturing, whether due to usage restrictions or drought or other weather conditions, could curtail SandRidge’s operations or otherwise result in delays in operations or increased costs.

The Trust is managed by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.

The business and affairs of the Trust are managed by the Trustee. A unitholder’s voting rights are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The trust agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Trust units, excluding Trust units held by SandRidge, voting in person or by proxy at a special meeting of Trust unitholders at which a quorum is present called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it may be difficult for public unitholders to remove or replace the Trustee without the cooperation of holders of a substantial percentage of the outstanding Trust units.

SandRidge’s liability to the Trust is limited.

The Royalty Interest conveyances provide that, except as set forth in such conveyances, SandRidge will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts in good faith. Further, the trust agreement provides that, to the fullest extent permitted by law, SandRidge will owe no fiduciary duties to the Trust or the unitholders.

Courts outside of Delaware may not recognize the limited liability of the Trust unitholders provided under Delaware law.

Under the Delaware Statutory Trust Act, Trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under the General Corporation Law of the State of Delaware. However, courts in jurisdictions outside of Delaware may not give effect to such limitation.

Sales of Trust units by SandRidge could have an adverse impact on the trading price of the common units.

SandRidge owns an aggregate of 7,393,750 common units and 12,431,250 subordinated units. All of the subordinated units will automatically convert into common units on a one-for-one basis at the end of the subordination period. SandRidge has agreed not to sell any Trust units until October 14, 2012 without the consent of Morgan Stanley & Co. LLC, Raymond James & Associates, Inc. and BofA Merrill Lynch, acting as representatives of the several underwriters. After such period, SandRidge may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the common units or on any trading market that may develop. The Trust has granted registration rights to SandRidge, which, if exercised, would facilitate sales of common units by SandRidge to the public.

SandRidge could have interests that conflict with the interests of the Trust and Trust unitholders.

As a working interest owner in the Underlying Properties, SandRidge could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•

Notwithstanding its drilling obligation to the Trust, SandRidge’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of the Underlying Properties. Additionally, SandRidge may, consistent with its obligation to act as a reasonably prudent operator, abandon a well that is uneconomic, or not generating revenues from production in excess of its operating costs, even though such well is still generating revenue for the Trust unitholders. Subsequent to fulfilling its drilling obligation, SandRidge may make decisions with respect to expenditures and decisions to allocate resources on projects in other areas that adversely affect the Underlying Properties, including reducing expenditures on these properties, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

•

Following the satisfaction of its drilling obligation to the Trust, SandRidge may, without the consent or approval of the Trust unitholders, sell all or any part of its retained interest in the Underlying Properties, if the Underlying Properties are sold subject to and burdened by the Royalty Interests. Such sale may not be in the best interests of the Trust and the Trust unitholders. For example, any purchaser may lack SandRidge’s experience in the Mississippian formation or its creditworthiness. See “—SandRidge may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests, after satisfying its drilling obligation to the Trust; any such purchaser could have a weaker financial position and/or be less experienced in oil and natural gas development and production than SandRidge.”

•

Following the satisfaction of its drilling obligation to the Trust, SandRidge may, without the consent or approval of the Trust unitholders, require the Trust to release royalty interests with an aggregate value of up to $5.0 million during any 12-month period in connection with a sale by SandRidge of a portion of its retained interest in the Underlying Properties. The fair value received by the Trust for such royalty interests may not fully compensate the Trust for the value of future production attributable to the disposed Royalty Interests.

•

SandRidge is permitted under the conveyance agreements creating the Royalty Interests to enter into new processing and transportation contracts without obtaining bids from or otherwise negotiating with any independent third parties, and SandRidge will deduct from the Trust’s proceeds any charges under such contracts attributable to production from the Trust properties.

•

At any time after October 14, 2012, SandRidge can sell its units regardless of the effects such sale may have on common unit prices or on the Trust itself. Additionally, SandRidge can vote its Trust units in its sole discretion.

In addition, SandRidge has agreed that, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms’ length transaction between SandRidge and an unaffiliated third party. If SandRidge provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders. Finally, as hedge manager to the Trust, SandRidge has the ability to negotiate the terms of any novation or transfer of any hedge contract to which it is a party to the Trust.

SandRidge may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests, after satisfying its drilling obligation to the Trust; any such purchaser could have a weaker financial position and/or be less experienced in oil and natural gas development and production than SandRidge.

Unitholders will not be entitled to vote on any sale of the Underlying Properties if the Underlying Properties are sold subject to and burdened by the Royalty Interests and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of SandRidge’s obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, and SandRidge would have no continuing obligation to the Trust for those properties. Additionally, SandRidge may enter into farmout or joint venture arrangements with respect to the wells burdened by the Trust’s Royalty Interests. Any purchaser, farmout counterparty or joint venture partner could have a weaker financial position and/or be less experienced in oil and natural gas development and production than SandRidge.

SandRidge’s ability to satisfy its obligations to the Trust depends on its financial position, and in the event of a default by SandRidge in its obligation to drill the Trust Development Wells, or in the event of SandRidge’s bankruptcy, it may be expensive and time-consuming for the Trust to exercise its remedies.

The value of the Trust’s Royalty Interests and its ultimate cash available for distribution is highly dependent on SandRidge’s performance and its ability to satisfy its numerous obligations to the Trust. These obligations include the development agreement, pursuant to which SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells at its own expense, and the conveyances, which provide that SandRidge is obligated to market, or cause to be marketed, the oil and natural gas production related to the Underlying Properties. Additionally, SandRidge has obligations to make payments to the Trust under the derivatives agreement. In the event that SandRidge defaults on its obligation to make payments under the derivatives agreement, the cash distributions to the Trust unitholders may be materially reduced as these payments are intended to provide additional cash to the Trust during periods of lower oil and natural gas prices.

SandRidge has drilling obligations to two other royalty Trusts, which will require it to make capital expenditures over the next several years at the same time it plans to drill the Trust Development Wells. SandRidge’s ability to satisfy its drilling obligation to the Trust will depend on, among other things, the availability of sufficient funds and drilling rigs. More generally, SandRidge’s ability to satisfy its drilling obligation to the Trust and to perform its other obligations to the Trust will depend on its financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond SandRidge’s control.

In the event that SandRidge defaults on its obligation to drill the Trust Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of SandRidge’s remaining interests in the undeveloped portions of the AMI, attempt to collect money damages from SandRidge and pursue other available legal remedies against SandRidge. However, the Trust is not permitted to obtain specific performance from SandRidge of its drilling obligation, and the maximum amount the Trust can recover in a foreclosure or other action is limited to approximately $269.1 million, which amount will be reduced proportionately, once SandRidge has completed 103 Trust Development Wells, as each of the remaining Trust Development Wells is drilled. The value of SandRidge’s interests in the undeveloped portions of the AMI secured by the Drilling Support Lien may not be equal to the amount recoverable at any given time, and such interests may be worth considerably less. The process of foreclosing on such collateral may be expensive and time-consuming and delay the drilling and completion of the Trust Development Wells; such delays and expenses would reduce Trust distributions by reducing the amount of proceeds available for distribution. Any amounts actually recovered in a foreclosure action would be applied to completion of SandRidge’s drilling obligation, would not result in any distribution to the Trust unitholders and may be insufficient to drill the number of wells needed for the Trust to realize the full value of the development Royalty Interest. Furthermore, the Trust would have to seek a new party to perform the drilling and operations of the wells. The Trust may not be able to find a replacement driller or operator, and it may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time. As long as the Royalty Interests are pledged as collateral to the Trust’s hedge counterparties, the Trust’s arranging for a replacement driller or operator may be more difficult or impossible. In such an event, the production from the Trust’s properties and the Trust’s revenues would decline. If a decline in the Trust’s revenues prevents it from satisfying its obligations under its hedging arrangements, the hedging counterparties could foreclose on the Royalty Interests. The possibility of this foreclosure could deter the Trust from exercising its right to foreclose on the Drilling Support Lien.

SandRidge will not be required to maintain a segregated account for proceeds payable to the Trust. The proceeds of the Royalty Interests may be commingled with proceeds of SandRidge’s retained interest in the Underlying Properties for the period of time between SandRidge’s sale of production attributable to the Royalty Interests and the quarterly payment to the Trust of its share of proceeds. It is possible that the Trust may not have adequate facts to trace its entitlement to funds in the commingled pool of funds and that other persons may, in asserting claims against SandRidge’s retained interest, be able to assert claims to the proceeds that should be delivered to the Trust. If there is an event of default under SandRidge’s credit facility, SandRidge must keep its accounts with banks that enter into control agreements with the administrative agent under the credit facility, which would permit the administrative agent to direct payment of funds in such accounts during the pendency of an event of default. In addition, during any bankruptcy of SandRidge, it is possible that payments of the royalties may be delayed or deferred. During the pendency of any SandRidge bankruptcy proceedings, the Trust’s ability to foreclose on the Drilling Support Lien, and the ability to collect cash payments being held in SandRidge’s accounts that are attributable to production from the Trust properties, may be stayed by the bankruptcy court. Delay in realizing on the collateral for the Drilling Support Lien is possible, and it cannot be guaranteed that a bankruptcy court would permit such foreclosure. It is possible that the bankruptcy would also delay the execution of a new agreement with another driller or operator. If the Trust enters into a new agreement with a drilling or operating partner, the new partner might not achieve the same levels of production or sell oil and natural gas at the same prices as SandRidge was able to achieve.

Oil and natural gas wells are subject to operational hazards that can cause substantial losses. SandRidge maintains insurance; however, SandRidge may not be adequately insured for all such hazards.

There are a variety of operating risks inherent in oil and natural gas production and associated activities, such as fires, leaks, explosions, mechanical problems, major equipment failures, blowouts, uncontrollable flow of oil, natural gas, water or drilling fluids, casing collapses, abnormally pressurized formations and natural disasters. The occurrence of any of these or similar accidents that temporarily or permanently halt the production and sale of oil and natural gas at any of the Underlying Properties will reduce Trust distributions by reducing the amount of proceeds available for distribution.

Additionally, if any of such risks or similar accidents occur, SandRidge could incur substantial losses as a result of injury or loss of life, severe damage or destruction of property, natural resources and equipment, regulatory investigation and penalties and environmental damage and clean-up responsibility. If SandRidge experiences any of these problems, its ability to conduct operations and perform its obligations to the Trust could be adversely affected. SandRidge’s operations may result in liabilities exceeding the insurance coverage that it maintains with respect to the Underlying Properties or SandRidge’s operations may result in liabilities not covered by such insurance. If a well is damaged, SandRidge would have no obligation to drill a replacement well or make the Trust whole for the loss.

The operation of the Underlying Properties is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on the Underlying Properties or expose the operator to significant liabilities.

Oil and natural gas exploration, production, transportation and treatment operations are subject to complex and stringent laws and regulations. In order to conduct operations in compliance with these laws and regulations, numerous permits, approvals and certificates are required to be obtained from various federal, state and local governmental authorities. Compliance with these existing laws and regulations may require the incurrence of substantial costs by SandRidge or other operators of the Underlying Properties. Further, in light of the explosion and fire on the drilling rig Deepwater Horizon in the Gulf of Mexico, as well as recent incidents involving the release of oil and natural gas and fluids as a result of drilling activities in the United States, there has been a variety of regulatory initiatives at the federal and state levels to restrict oil and natural gas drilling operations in certain locations. Any increased regulation or suspension of oil and natural gas exploration and production, or revision or reinterpretation of existing laws and regulations, that arises out of these incidents or otherwise could result in delays and higher operating costs. Such costs or significant delays could have a material adverse effect on SandRidge’s business, financial condition or results of operations or on the operation of the Underlying Properties, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust’s interests. SandRidge must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent SandRidge is a shipper on interstate pipelines, it must comply with the tariffs of such pipelines and with federal policies related to the use of interstate capacity.

Laws and regulations governing oil and natural gas exploration and production may also affect production levels. SandRidge is required to comply with federal and state laws and regulations governing conservation matters, including provisions related to the unitization or pooling of the oil and natural gas properties; the establishment of maximum rates of production from wells; the spacing of wells; and the plugging and abandonment of wells. These and other laws and regulations can limit the amount of oil and natural gas SandRidge can produce from its wells, limit the number of wells it can drill, or limit the locations at which it can conduct drilling operations, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust’s interests.

New laws or regulations, or changes to existing laws or regulations may unfavorably impact SandRidge, could result in increased operating costs and could have a material adverse effect on SandRidge’s financial condition and results of operations. For example, Congress has recently considered, and may continue to consider, legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, and the elimination of most U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules promulgated thereunder could reduce trading positions in the energy futures markets and materially reduce hedging opportunities for SandRidge, which could adversely affect its revenues and cash flows during periods of low commodity prices, and which could adversely affect the ability to restructure the Trust’s hedges when it might be desirable to do so.

Additionally, state and federal regulatory authorities may expand or alter applicable pipeline safety laws and regulations, compliance with which may require increased capital costs on the part of SandRidge and third-party downstream oil and natural gas transporters. These and other potential regulations could increase SandRidge’s operating costs, reduce SandRidge’s liquidity, delay SandRidge’s operations, increase direct and third-party post production costs associated with the Trust’s interests or otherwise alter the way SandRidge conducts its business, which could have a material adverse effect on SandRidge’s financial condition, results of operations and cash flows and which could reduce cash received by or available for distribution, including any amounts paid by SandRidge for transportation on downstream interstate pipelines.

The operation of the Underlying Properties is subject to environmental laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations or result in significant costs and liabilities.

The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state, tribal, regional and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations impose numerous obligations that may be applicable to the operation of the Underlying Properties, including the acquisition of a permit before conducting drilling; water withdrawal or waste disposal activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; impose regulations designed to protect employees from exposure to hazardous substances; and the imposition of substantial liabilities for pollution resulting from operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with these laws and regulations may result in litigation; the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all operations relating to the Underlying Properties.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of operations on the Underlying Properties due to the handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to operations, and as a result of historical industry operations and waste disposal practices. Under certain environmental laws and regulations, an operator could be subject to joint and several strict liability for the investigation, removal or remediation of previously released materials or property contamination regardless of whether the operator was responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which wells are drilled and facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for contamination even in the absence of non-compliance, with environmental laws and regulations or for personal injury, natural resource damage or property damage. In addition, the risk of accidental spills or releases could expose an operator to significant liabilities that could have a material adverse effect on its financial condition or results of operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly construction, drilling, water management, completion, waste handling, storage, transport, disposal or cleanup requirements could require SandRidge to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on its results of operations, competitive position or financial condition. SandRidge may not be able to recover some or any of these costs from insurance. As a result of the increased cost of compliance, SandRidge may decide to discontinue drilling. Additionally, permitting delays may inhibit SandRidge’s ability to drill the Trust Development Wells on schedule.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that SandRidge produces while the physical effects of climate change could disrupt SandRidge’s production and cause SandRidge to incur significant costs in preparing for or responding to those effects.

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present a danger to public health and the environment. These findings allow the agency to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the Clean Air Act. Accordingly, the EPA has adopted rules that require a reduction in emissions of GHGs from motor vehicles and also trigger Clean Air Act construction and operating permit review for GHG emissions from certain stationary sources. The EPA’s rules relating to emissions of GHGs from stationary sources of emissions are currently subject to a number of political and legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing, or requiring state environmental agencies to implement, the rules. In addition, the EPA has adopted rules requiring the reporting of GHG emissions from onshore oil and natural gas production facilities in the United States on an annual basis. Both houses of Congress have from time to time considered legislation to reduce emissions of GHGs and almost one-half of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, SandRidge’s equipment and operations could require SandRidge to incur additional costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas that it produces. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate change that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on the Underlying Properties.

Federal and state legislative and regulatory initiatives as well as governmental reviews relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect the level of production from the Underlying Properties.

Hydraulic fracturing is used extensively to stimulate production from the Underlying Properties. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices not currently employed on the Underlying Properties. Also, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Certain states, including Oklahoma, and municipalities have adopted, and other states, including Kansas, and municipalities are considering adopting, regulations that have imposed, or that could impose, more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. Local ordinances or other regulations may regulate or prohibit the performance of well drilling in general and hydraulic fracturing in particular. If new laws or regulations that significantly restrict or regulate hydraulic fracturing are adopted, such legal requirements could cause project delays and make it more difficult or costly to perform fracturing to stimulate production from the Mississippian formation. These delays or additional costs could adversely affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that ultimately can be produced in commercial quantities from the Underlying Properties.

In addition, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014.

Moreover, the EPA announced on October 20, 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. In addition, the U.S. Department of Energy is conducting an investigation of practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. Also, the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal lands. Additionally, certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; the U.S. Securities & Exchange Commission to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing; and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

The Trust is subject to the requirements of the Sarbanes-Oxley Act of 2002, which may impose costs on it.

The Trust is subject to certain of the requirements of the Sarbanes-Oxley Act of 2002, which requires, among other things, maintenance by the Trust of, and reports regarding the effectiveness of, a system of internal control over financial reporting. Complying with these requirements may cause the Trust to incur unanticipated expenses. Any failure by the Trust to comply with these requirements could lead to a loss of public confidence in the Trust’s internal controls and in the accuracy of the Trust’s publicly reported results.

Tax Risks Related to the Units

The Trust’s tax treatment depends on its status as a partnership for U.S. federal income tax purposes. If the U.S. Internal Revenue Service (“IRS”) were to treat the Trust as a corporation for U.S. federal income tax purposes, then its cash available for distribution to unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the Trust units depends largely on the Trust being treated as a partnership for U.S. federal income tax purposes. The Trust has not requested, and does not plan to request, a ruling from the IRS on this or any other tax matter affecting it.

It is possible in certain circumstances for a publicly traded trust otherwise treated as a partnership, such as the Trust, to be treated as a corporation for U.S. federal income tax purposes. In addition, a change in current law could cause the Trust to be treated as a corporation for U.S. federal income tax purposes or otherwise subject it to taxation as an entity.

If the Trust were treated as a corporation for U.S. federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders without first being subjected to taxation at the entity level. Because a tax would be imposed upon the Trust as a corporation, its cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of the Trust as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Trust unitholders, likely causing a substantial reduction in the value of the Trust units.

If the Trust were subjected to a material amount of additional entity-level taxation by individual states, it would reduce the Trust’s cash available for distribution to unitholders.

Changes in current state law may subject the Trust to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of such taxes may substantially reduce the cash available for distribution to unitholders and, therefore, negatively impact the value of an investment in Trust units. The trust agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects the Trust to additional amounts of entity-level taxation for state or local income tax purposes, the subordination threshold amounts, incentive threshold amounts and target distribution amounts may be adjusted to reflect the impact of that law on the Trust.

The tax treatment of an investment in Trust units could be affected by recent and potential legislative changes, possibly on a retroactive basis.

The Health Care and Education Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects an individual having adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) to an additional “Medicare tax” equal generally to 3.8% of the lesser of such excess or the individual’s net investment income, which appears to include interest income and royalty income derived from investments such as the Trust units as well as any net gain from the disposition of Trust units. In addition, absent new legislation extending the current rates, beginning January 1, 2013, the highest marginal U.S. federal income tax rate applicable to ordinary income and long-term capital gains of individuals will increase to 39.6% and 20%, respectively. Moreover, these rates are subject to change by new legislation at any time.

Current law may change so as to cause the Trust to be treated as a corporation for U.S. federal income tax purposes or otherwise subject the Trust to entity-level taxation. Specifically, the present U.S. federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units may be modified by administrative, legislative or judicial interpretation at any time. For example, at the federal level, legislation has been proposed in the past that would have eliminated partnership tax treatment for certain publicly traded partnerships. Although such legislation would not have applied to the Trust as it was proposed, it could be reintroduced in a manner that does apply to the Trust.

The trust agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects the Trust to taxation as a corporation or otherwise subjects it to entity-level taxation for U.S. federal income tax purposes, the subordination threshold amounts, incentive threshold amounts and target distribution amounts may be adjusted to reflect the impact of that law on the Trust.

The Trust will adopt positions that may not conform to all aspects of existing Treasury Regulations. If the IRS contests the tax positions the Trust takes, the value of the Trust units may be adversely affected, the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gain, loss and deduction may be reallocated among Trust unitholders.

If the IRS contests any of the U.S. federal income tax positions the Trust takes, the value of the Trust units may be adversely affected because the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gain, loss and deduction may be reallocated among Trust unitholders. For example, the Trust will generally prorate its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date in such quarter instead of on the basis of the date a particular Trust unit is transferred. Although simplifying conventions are contemplated by the Internal Revenue Code, and most publicly traded partnerships use similar simplifying conventions, the use of these methods may not be permitted under existing Treasury Regulations.

The Trust has not requested a ruling from the IRS with respect to its treatment as a partnership for U.S. federal income tax purposes or any other matter affecting the Trust. The IRS may adopt positions that differ from the conclusions of the Trust’s counsel expressed in the Prospectus or from the positions the Trust takes. It may be necessary to resort to administrative or court proceedings to attempt to sustain some or all of the conclusions of the Trust’s counsel or the positions the Trust takes. A court may not agree with some or all of the conclusions of the Trust’s counsel or positions the Trust takes. Any contest with the IRS may materially and adversely impact the market for the Trust units and the price at which they trade. In addition, the Trust’s costs of any contest with the IRS will be borne indirectly by the Trust unitholders because the costs will reduce the Trust’s cash available for distribution.

Unitholders are required to pay taxes on unitholders’ share of the Trust’s income even if unitholders do not receive any cash distributions from the Trust.

Because the Trust unitholders are treated as partners to whom the Trust allocates taxable income that could be different in amount than the cash the Trust distributes, unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on unitholders’ share of the Trust’s taxable income even if unitholders receive no cash distributions from the Trust. Unitholders may not receive cash distributions from the Trust equal to unitholders’ share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of the Trust units could be more or less than expected.

If a unitholder sells its Trust units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those Trust units. Because distributions in excess of a unitholder’s allocable share of the Trust’s net taxable income decrease the unitholder’s tax basis in its Trust units, the amount, if any, of such prior excess distributions with respect to the Trust units unitholders sell will, in effect, become taxable income to unitholders if unitholders sell such Trust units at a price greater than the unitholder’s tax basis in those Trust units, even if the price the unitholder receives is less than the unitholder’s original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion recapture.

The ownership and disposition of Trust units by non-U.S. persons may result in adverse tax consequences to them.

Investment in Trust units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons may be required to file U.S. federal income tax returns and pay tax on their share of the Trust’s taxable income. If a unitholder is a tax-exempt entity or a non-U.S. person, the unitholder should consult a tax advisor before investing in the Trust units.

The Trust treats each purchaser of Trust units as having the same economic attributes without regard to the actual Trust units purchased. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.

Due to a number of factors, including the Trust’s inability to match transferors and transferees of Trust units, the Trust will adopt positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely alter the tax effects of an investment in Trust units. It also could affect the timing of tax benefits or the amount of gain from unitholder’s sale of Trust units and could have a negative impact on the value of the Trust units or result in audit adjustments to a unitholder’s tax returns.

The Trust prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date in such quarter instead of on the basis of the date a particular Trust unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the affected Trust unitholders.

The Trust generally prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the record ownership of the Trust units on the quarterly record date in such quarter instead of on the basis of the date a particular Trust unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, the Trust’s counsel is unable to opine as to the validity of this method. If the IRS were to challenge the Trust’s proration method, the Trust may be required to change its allocation of items of income, gain, loss and deduction among the Trust unitholders and the costs to the Trust of implementing and reporting under any such changed method may be significant.

The Trust will adopt certain valuation methodologies that may affect the income, gain, loss and deduction allocable to the Trust unitholders. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.

The U.S. federal income tax consequences of the ownership and disposition of Trust units will depend in part on the Trust’s estimates of the relative fair market values, and the initial tax bases, of the Trust’s assets. Although the Trust may from time to time consult with professional appraisers regarding valuation matters, the Trust will make many of the relative fair market value estimates itself. These estimates and determinations of basis are subject to challenge and will not be binding on the IRS or the courts. If the estimates of fair market value or basis are later found to be incorrect, the character and amount of items of income, gain, loss or deductions previously reported by Trust unitholders might change, and Trust unitholders might be required to adjust their tax liability for prior years and incur interest and penalties with respect to those adjustments.

The sale or exchange of 50% or more of the Trust’s capital and profits interests during any 12-month period will result in the termination of the Trust for U.S. federal income tax purposes.

The Trust will be considered to have technically terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same Trust unit within any 12-month period will be counted only once. The Trust’s termination would, among other things, result in the closing of its taxable year for all Trust unitholders, which would result in the Trust filing two tax returns (and the Trust unitholders could receive two Schedules K-1) for one calendar year. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax year in which the termination occurs. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of the Trust’s taxable year as a result of any technical termination may also result in more than 12 months of the Trust’s taxable income being includable in his taxable income for the year of termination. A technical termination would not affect the Trust’s classification as a partnership for U.S. federal income tax purposes, but instead, the Trust would be treated as a new partnership for tax purposes. If treated as a new partnership, the Trust must make new tax elections and could be subject to penalties if the Trust is unable to determine that a technical termination occurred.

Certain U.S. federal income tax preferences currently available with respect to oil and natural gas production may be eliminated as a result of future legislation.

In recent years, the Obama administration’s budget proposals and other proposed legislation have included elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production. If enacted into law, these provisions would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. These changes include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for U.S. production activities and (iv) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for or development of, oil and gas within the United States. It is unclear whether any such changes will be enacted and, if so, when any such changes would become effective.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

The Trust’s initial public offering of common units of beneficial interest was effected through a Registration Statement on Form S-1 (File No. 333-178894), which was declared effective by the Securities and Exchange Commission on April 17, 2012, and registered an aggregate of 29,900,000 common units that were sold at an initial public offering price of $21.00 per common unit, for an aggregate gross offering price of $627.9 million. Morgan Stanley & Co. LLC, Raymond James & Associates, Inc., and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, acted as representatives of the underwriters of the offering. Following the sale of the 29,900,000 common units, including the sale of 3,900,000 common units sold pursuant to the underwriters’ over-allotment option, the offering terminated.

Underwriting discounts and commissions associated with the offering totaled approximately $37.7 million. The net offering proceeds to the Trust, after deducting underwriting discounts and commissions, were approximately $590.2 million, which were further reduced by $3.1 million for a structuring fee paid to certain of the underwriters. The Trust used all of the net proceeds to pay SandRidge’s wholly-owned subsidiary, as partial consideration for the conveyance of the Royalty Interests to the Trust by SandRidge.

ITEM 6.	Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDRIDGE MISSISSIPPIAN TRUST II

By:	THE BANK OF NEW YORK MELLON
TRUST COMPANY, N.A, Trustee

By:	/s/ Michael J. Ulrich
Michael J. Ulrich Vice President

Date: May 29, 2012

The registrant, SandRidge Mississippian Trust II, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available, and none have been provided. In signing the report above, the Trustee does not imply that it has performed any such function or that any such function exists pursuant to the terms of the trust agreement under which it serves.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement, dated April 17, 2012, by and among SandRidge, the Trust, and Morgan Stanley & Co. LLC, Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters.	8-K	001-35508	1.1	04/18/2012
3.1	Certificate of Trust of SandRidge Mississippian Trust II	S-1	333-178894	3.1	01/05/2012
3.2	Trust Agreement of SandRidge Mississippian Trust II, dated December 13, 2011	S-1	333-178894	4.1	01/05/2012
3.3	Amended and Restated Trust Agreement, dated as of April 23, 2012, by and among SandRidge Energy, Inc., the The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company.	8-K	001-35508	4.1	04/24/2012
10.1	Term Overriding Royalty Interest Conveyance (Kansas) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.1	04/24/2012
10.2	Term Overriding Royalty Interest Conveyance (Oklahoma) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.2	04/24/2012
10.3	Term Overriding Royalty Interest Conveyance (Kansas) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.3	04/24/2012
10.4	Term Overriding Royalty Interest Conveyance (Oklahoma) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.4	04/24/2012
10.5	Perpetual Overriding Royalty Interest Conveyance (Kansas) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.5	04/24/2012
10.6	Perpetual Overriding Royalty Interest Conveyance (Oklahoma) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.6	04/24/2012
10.7	Long-Term Overriding Royalty Interest Conveyance (Kansas) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.7	04/24/2012
10.8	Perpetual Overriding Royalty Interest Conveyance (Oklahoma) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.8	04/24/2012

10.9	Assignment of Overriding Royalty Interest (Kansas), dated as of April 23, 2012, by and between Mistmada Oil Company, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.9	04/24/2012

10.10	Assignment of Overriding Royalty Interest (Oklahoma), dated as of April 23, 2012, by and between Mistmada Oil Company, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.10	04/24/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.11	Administrative Services Agreement, dated as of April 23, 2012, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.11	04/24/2012
10.12	Development Agreement, dated as of April 23, 2012, by and between SandRidge, SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.12	04/24/2012
10.13	Derivatives Agreement, dated as of April 23, 2012, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.13	04/24/2012
10.14	Mortgage (Kansas), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.14	04/24/2012
10.15	Mortgage (Oklahoma), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.15	04/24/2012
10.16	Registration Rights Agreement, dated as of April 23, 2012, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.16	04/24/2012
10.17	Novation Agreement, dated as of April 23, 2012, among Barclays Bank PLC, SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.17	04/24/2012
10.18	Novation Agreement, dated as of April 23, 2012, among Citibank, N.A., SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.18	04/24/2012
10.19	Novation Agreement, dated as of April 23, 2012, among Morgan Stanley Capital Group Inc., SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.19	04/24/2012
10.20	Mortgage and Security Agreement (Oklahoma) from SandRidge Mississippian Trust II, as Mortgagor, to Wilmington Trust, National Association, as Collateral Agent, as Mortgagee, dated as of April 23, 2012.	8-K	001-35508	10.20	04/24/2012
10.21	Mortgage and Security Agreement (Kansas) from SandRidge Mississippian Trust II, as Mortgagor, to Wilmington Trust, National Association, as Collateral Agent, as Mortgagee, dated as of April 23, 2012.	8-K	001-35508	10.21	04/24/2012
31.1	Section 302 Certification					*
32.1	Section 906 Certification					*