Form 10-Q
period 2012-06-30
SandRidge Mississippian Trust II
filed 2012-08-13
CIK 1538267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(855) 802-1092

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 7, 2012, 37,293,750 Common Units and 12,431,250 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II

FORM 10-Q

Quarter Ended June 30, 2012

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I and "Risk Factors" in Item 1A of Part II and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, information regarding target distributions and statements regarding the number of development wells to be completed in future periods, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part II of this Quarterly Report, which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,269	$1

Investment in royalty interests	467,146	—
Less: accumulated amortization	(13,990)	—

Net investment in royalty interests	453,156	—

Total assets	$454,425	$1

TRUST CORPUS
Trust corpus, 37,293,750 common units and 12,431,250 subordinated units issued and outstanding at June 30, 2012	$454,425	$1

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENT OF DISTRIBUTABLE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2012

(In thousands, except unit and per unit data)

(unaudited)

Revenues
Royalty income	$15,701
Derivative settlements, net	—

Total revenues	15,701

Expenses
Post-production expenses	478
Production taxes	160
Trust administrative expenses	482
Cash reserves withheld, net of amounts used for current Trust expenses	1,268

Total expenses	2,388

Distributable income available to unitholders	$13,313

Distributable income per unit (49,725,000 units issued and outstanding)	$0.267727

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENT OF CHANGES IN TRUST CORPUS

SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

(unaudited)

Trust corpus, December 31, 2011	$1
Issuance of Trust units	587,087
Conveyance of royalty interests	467,146
Consideration paid for conveyance of royalty interests	(587,087)
Amortization of investment in royalty interests	(13,990)
Net cash reserves withheld	1,268
Distributable income	13,313
Distributions paid or payable to unitholders	(13,313)

Trust corpus, June 30, 2012	$454,425

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization of Trust

SandRidge Mississippian Trust II (the “Trust”) is a statutory trust formed on December 13, 2011 under the Delaware Statutory Trust Act pursuant to a trust agreement by and among SandRidge Energy, Inc. (“SandRidge”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”). The trust agreement was amended and restated by SandRidge, the Trustee and the Delaware Trustee on April 23, 2012. References in this report to the “trust agreement” are to the amended and restated trust agreement. The Trust was created to acquire and hold Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2012.

Pursuant to an initial public offering in April 2012, the Trust sold 29,900,000 of its common units to the public for net proceeds, after payment of underwriting discounts and commissions, of approximately $590.2 million. The Trust delivered the net proceeds of the offering, which were further reduced by $3.1 million for a structuring fee paid to certain of the underwriters, along with 7,393,750 common units and 12,431,250 subordinated units, to certain wholly-owned subsidiaries of SandRidge, in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions, there were 49,725,000 Trust units, consisting of 37,293,750 common and 12,431,250 subordinated units, issued. At June 30, 2012, SandRidge owned 7,393,750 Trust common units and all of the Trust subordinated units.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, including natural gas liquids, and natural gas production attributable to SandRidge’s net revenue interest in 54 wells producing at December 31, 2011 and 13 additional wells awaiting completion at that time (together, the “Initial Wells”), and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, including natural gas liquids, and natural gas production attributable to SandRidge’s net revenue interest in 206 horizontal oil and natural gas development wells to be drilled (the “Trust Development Wells”) within an area of mutual interest (“AMI”) beginning on January 1, 2012, the effective date of the conveyance. Although the Trust was formed on December 13, 2011 the conveyance of the Royalty Interests did not occur until April 2012 and no proceeds from the sale of oil and natural gas production were received by the Trust until May 2012.

As specified in the development agreement executed by the Trust with SandRidge (see Note 5), SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion with a perforated length between 3,500 feet and 4,500 feet within the Mississippian formation and SandRidge’s net revenue interest in the well is equal to 47.4%. SandRidge receives proportional credit for Trust Development Wells if the perforated length is less than 3,500 feet or greater than 4,500 feet, or if SandRidge’s net revenue interest is less than or greater than 47.4%. Accordingly, the actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest and the perforated length of each well. At June 30, 2012, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 42 additional wells (equivalent to approximately 51 Trust Development Wells under the development agreement as described in Note 5) that were drilled and perforated for completion between December 31, 2011 and June 30, 2012, and (c) the equivalent of approximately 155 Trust Development Wells to be drilled within the AMI.

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it. However, the Trust’s first distribution in May 2012 covered production for the two-month period from January 1, 2012 to February 29, 2012. Subsequent distributions will cover a three-month period.

The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions. The subordinated units, all of which are held by SandRidge, constitute 25% of the Trust units issued and outstanding. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). At the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Trust Development Wells, the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions will terminate. After such time, the common units will no longer have the protection of the Subordination Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting. The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when cash is received (rather than when earned) and expenses when paid (rather than when incurred) and may also establish certain cash reserves for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the Securities and Exchange Commission (“SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. Amortization of investment in royalty interests, calculated on a unit-of-production basis, and any impairments are charged directly to trust corpus.

The Trust is treated for federal and applicable state income tax purposes as a partnership. For U.S. federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership is typically treated in the same manner as it is for U.S. federal income tax purposes.

Interim Financial Statements. The accompanying unaudited financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements and notes of the Trust thereto included in the final prospectus filed with the SEC by the Trust pursuant to Rule 424(b) under the Securities Act on April 18, 2012 (the “Prospectus”) and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2011 has been derived from audited financial statements.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Trust’s derivative arrangements serve to mitigate a portion of the effect of this price volatility. See Note 5 for a discussion of the Trust’s open oil derivative contracts.

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Other than the first distribution, which covered production for the two-month period from January 1, 2012 to February 29, 2012, distributions cover a three-month period. Distributions to unitholders are recorded when declared. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in August 2012. A summary of distributions declared and paid to unitholders during the six-month period ended June 30, 2012 is as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid	Distribution Per Unit
				(in millions)
Calendar Quarter 2012
First Quarter	N/A	N/A	N/A	N/A	N/A
Second Quarter	January 1, 2012 – February 29, 2012	April 30, 2012	May 30, 2012	$13.3	$0.267726

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

4. Loan Commitment

Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at June 30, 2012 or December 31, 2011.

5. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in January 2018. During the three and six-month periods ended June 30, 2012, the Trust paid the Trustee’s and the Delaware Trustee’s legal expenses incurred in forming the Trust of approximately $100,000, the Trustee’s acceptance fee in the amount of $10,000 and the Trustee’s administrative fees for the second quarter of 2012 totaling approximately $38,000.

Registration Rights Agreement. On April 23, 2012, the Trust entered into a registration rights agreement pursuant to which the Trust has agreed to register the offering of the Trust units held by SandRidge and certain of its affiliates and permitted transferees upon request by SandRidge.

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

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $269.1 million, subject to adjustment as described below. As SandRidge fulfills its drilling obligation over time, the total amount that may be recovered will be reduced proportionately, once SandRidge has completed 103 Trust Development Wells, as each of the remaining Trust Development Wells is drilled. If SandRidge does not fulfill its drilling obligation by December 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. At June 30, 2012, SandRidge had drilled and perforated for completion approximately 51 equivalent Trust Development Wells and the maximum amount potentially recoverable under the Drilling Support Lien remained approximately $269.1 million.

Administrative Services Agreement. On April 23, 2012, the Trust entered into an administrative services agreement with SandRidge, effective January 1, 2012, that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivatives contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge's drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. There were no amounts paid to SandRidge for administrative service fees during the three or six-month periods ended June 30, 2012.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Derivatives Agreement. On April 23, 2012, the Trust entered into to a derivatives agreement with SandRidge, effective April 1, 2012, that provides the Trust with the economic effect of certain derivative contracts previously entered into by SandRidge with third parties. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. Substantially concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparties, and is required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The Trust’s derivative contracts consist of fixed price swaps, under which the Trust receives a fixed price and pays a floating price over specified periods for contracted volumes.

The following tables present, as of June 30, 2012, the notional amount and weighted average fixed price of the contracts underlying the derivatives agreement and the contracts that were novated to the Trust. The combined volume in the tables below reflects the total volume of oil derivative contracts for the Trust.

Oil Contracts Underlying the Derivatives Agreement

	Notional (MBbl)	Weighted Avg. Fixed Price
July 2012 — December 2012	154	$107.00
January 2013 — December 2013	612	$104.00
January 2014 — December 2014	562	$99.00

Oil Contracts Underlying the Derivatives Agreement and Novated to the Trust

	Notional (MBbl)	Weighted Avg. Fixed Price
July 2012 — December 2012	307	$107.00
January 2013 — December 2013	446	$104.00
January 2014 — December 2014	338	$99.00

6. Subsequent Events

Distribution to Unitholders. On July 26, 2012, the Trust declared a cash distribution of $0.497200 per unit covering production for the three-month period from March 1, 2012 to May 31, 2012 for record holders as of August 14, 2012. The distribution will be paid on or about August 29, 2012. Distributable income for March 1, 2012 to May 31, 2012 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$25,276
Derivative settlements, net	1,228

Total revenues	26,504

Expenses
Post-production expenses	840
Production taxes	438
Cash reserves withheld by Trustee (1)	503

Total expenses	1,781

Distributable income available to unitholders	$24,723

Distributable income per unit (49,725,000 units issued and outstanding)	$0.497200

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited financial statements and the accompanying notes included in this Quarterly Report, the Trust’s audited financial statement and the accompanying notes included in the Prospectus and the “Discussion and Analysis of Historical Results from the Producing Wells” contained in the Prospectus.

Overview

The Trust is a statutory trust created on December 13, 2011 under the Delaware Statutory Trust Act. The business and affairs of the Trust are managed by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the Trust’s derivative contracts (described in Note 5 to the unaudited financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the Trust’s derivative contracts. The Trust is treated as a partnership for federal income tax purposes.

Initial Public Offering. In April 2012, the Trust completed an initial public offering of 29,900,000 Trust common units for net proceeds, after payment of underwriting discounts and commissions, of approximately $590.2 million. The Trust delivered the net proceeds of the offering, which were further reduced by $3.1 million for a structuring fee paid to certain of the underwriters, along with 7,393,750 common units and 12,431,250 subordinated units to certain wholly owned subsidiaries of Sandridge in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions, there were 49,725,000 Trust units, consisting of 37,293,750 common and 12,431,250 subordinated units, issued and outstanding.

Properties. Concurrent with the public offering, SandRidge conveyed to the Trust, effective January 1, 2012, Royalty Interests, which at June 30, 2012 included interests in (a) the Initial Wells, (b) 42 additional wells (equivalent to approximately 51 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between December 31, 2011 and June 30, 2012, and (c) the equivalent of approximately 155 Trust Development Wells to be drilled within an AMI consisting of approximately 67,500 gross acres (53,000 net acres) in northern Oklahoma and southern Kansas.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, including natural gas liquids, and natural gas production attributable to SandRidge’s net revenue interest in the Initial Wells and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, including natural gas liquids, and natural gas production attributable to SandRidge’s net revenue interest in the Trust Development Wells, in each case, beginning on January 1, 2012, the effective date of the conveyance.

As specified in the development agreement executed by the Trust with SandRidge in April 2012, effective January 1, 2012, SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells on or before December 31, 2016. SandRidge is not permitted to drill and complete any well within the AMI for its own account until it has satisfied the drilling obligation to the Trust. SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties, the balance of which is reduced proportionately, once SandRidge has completed 103 Trust Development Wells, as each of the remaining Trust Development Wells is drilled. At June 30, 2012, the amount potentially recoverable under the lien was approximately $269.1 million.

The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs related to the Underlying Properties. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled as of June 30, 2012 and April 23, 2012, the date of the Royalty Interests conveyance.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
April 23, 2012	67	24	182	273
June 30, 2012	67	51	155	273

(1)	SandRidge is credited for having drilled one full Trust Development Well if a well is drilled and perforated for completion with a perforated length between 3,500 feet and 4,500 feet within the Mississippian formation and SandRidge’s net revenue interest in the well is equal to 47.4%. For wells with a perforated length of less than 3,500 feet or greater than 4,500 feet and for wells in which SandRidge has a net revenue interest greater or less than 47.4%, SandRidge receives proportionate credit for such well.

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. The Trust’s subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is at least equal to the Subordination Threshold. If there is not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owns), the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge) up to the Subordination Threshold. However, there is no minimum distribution. If the cash available for distribution on all of the Trust units in any quarter exceeds the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, is entitled to 50% of the amount by which the cash available for distribution exceeds the Incentive Threshold.

The following table sets forth the Subordination Threshold and Incentive Threshold for each remaining calendar quarter through the fourth quarter of 2017, as set out in the trust agreement and as included in the Prospectus.

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)
2012
Second quarter	$0.37	$0.56
Third quarter	0.45	0.68
Fourth quarter	0.48	0.71

2013
First quarter	0.52	0.78
Second quarter	0.55	0.83
Third quarter	0.54	0.81
Fourth quarter	0.56	0.85

2014
First quarter	0.58	0.86
Second quarter	0.60	0.89
Third quarter	0.60	0.90
Fourth quarter	0.58	0.87

2015
First quarter	0.63	0.95
Second quarter	0.64	0.97
Third quarter	0.64	0.96
Fourth quarter	0.64	0.96

2016
First quarter	0.67	1.00
Second quarter	0.64	0.96
Third quarter	0.58	0.87
Fourth quarter	0.54	0.81

2017
First quarter	0.51	0.77
Second quarter	0.48	0.73
Third quarter	0.46	0.69
Fourth quarter	0.44	0.66

(1)	Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.
(2)	Each of the Subordination Threshold (80% of quarterly target distribution) and Incentive Threshold (120% of quarterly target distribution) terminates after the fourth full calendar quarter following SandRidge’s completion of its drilling obligation.

Pursuant to Internal Revenue Code Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to foreign partners should be made at the highest marginal rate. Under Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to foreign partners should be made at 30% of gross income unless the rate is reduced by treaty. This is intended to be a qualified notice to nominees and brokers as provided for under Treasury Regulation Section 1.1446-4(b) by the Trust, and while specific relief is not specified for Section 1441 income, this disclosure is intended to suffice. Nominees and brokers should withhold 35% of the distribution made to foreign partners.

Pursuant to a derivatives agreement between the Trust and SandRidge and certain derivative contracts underlying the derivatives agreement that SandRidge novated to the Trust, a portion of the revenues associated with oil production attributable to the Royalty Interests are economically hedged with fixed price swaps from July 1, 2012 to December 31, 2014. The Trust’s distributable income will include net settlements under these derivatives contracts.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement and the Trust’s derivative contracts with unaffiliated counterparties. Royalty income, post-production expenses, production taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from the Trust’s derivative counterparties. Although the Trust was formed on December 13, 2011, the conveyance of the Royalty Interests did not occur until April 2012, and no proceeds from the sale of oil and natural gas production were received by the Trust until May 2012. As a result, the Trust did not recognize any income or make any distributions until May 2012. Information regarding the Trust’s production, pricing and costs for the three and six-month periods ended June 30, 2012, consisting of the May 2012 net revenue distribution from SandRidge, is presented below.

Three and Six Months Ended
Production Data	June 30, 2012 (1)
Oil (MBbls)(2)	134
Natural gas (MMcf)	908
Combined equivalent volumes (MBoe)	285
Average daily combined equivalent volumes (MBoe/d)	4.8

Average Prices
Oil (per Bbl)(2)	$96.23
Natural gas (per Mcf)	$3.11
Combined equivalent (per Boe)	$55.06

Average Prices – including impact of post-production expenses
Oil (per Bbl)(2)	$96.23
Natural gas (per Mcf)	$2.58
Combined equivalent (per Boe)	$53.38

Expenses (per Boe)
Post-production	$1.68
Production taxes	$0.56

Total expenses	$2.24

(1)	Oil and natural gas volumes and related revenues and expenses for the three and six-month periods ended June 30, 2012 (included in SandRidge’s May 2012 net revenue distribution to the Trust) represent oil and natural gas production from January 1, 2012 to February 29, 2012.
(2)	Includes natural gas liquids.

Royalty Income. Royalty income received during the three and six-month periods ended June 30, 2012 totaled $15.7 million. This was based upon production attributable to the Royalty Interests of 134 MBbls of oil and 908 MMcf of natural gas for the period from January 1, 2012 to February 29, 2012. Average prices received for oil and natural gas production, excluding the impact of post-production expenses, during the three and six-month periods ended June 30, 2012 were $96.23 per Bbl of oil and $3.11 per Mcf of natural gas.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests effective April 1, 2012 through December 31, 2014 through the use of oil fixed price swaps. The Trust did not receive or pay any derivative settlements during the three and six-month periods ended June 30, 2012 related to oil and natural gas production from January 1, 2012 to February 29, 2012.

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three and six-month periods ended June 30, 2012 totaled approximately $0.5 million.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three and six-month periods ended June 30, 2012 totaled approximately $0.2 million, or $0.56 per Boe, and were approximately 1.0% of royalty income.

Distributable Income. Distributable income for the three and six-month periods ended June 30, 2012 was $13.3 million, which included a net increase to the cash reserve for payment of future Trust expenses of approximately $1.3 million (approximately $1.8 million withheld from the May 2012 cash distribution to unitholders partially offset by approximately $0.5 million used to pay Trust expenses during the period).

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests, derivative contracts and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 4 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge, payment of amounts owed under the Trust’s derivatives contracts, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. Under the conveyances granting the Royalty Interests, the Trust does not have any capital requirements related to drilling wells or any other operating and capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests for the quarter, over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions previously described. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at June 30, 2012 or December 31, 2011.

Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. Additionally, the Trust receives payment directly from its counterparties to the contracts novated to the Trust by SandRidge and is required to pay any amounts owed under those contracts directly to the counterparties. Significant payments by the Trust to SandRidge or the counterparties to the novated contracts could reduce or eliminate distributions paid to unitholders.

2012 Trust Distributions to Unitholders. During the six months ended June 30, 2012, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2012
First Quarter	N/A	N/A	N/A	N/A
Second Quarter	January 1, 2012 – February 29, 2012	April 30, 2012	May 30, 2012	$13.3

Future Trust Distribution to Unitholders. On July 26, 2012, the Trust declared a cash distribution of $0.497200 per unit covering production for the three-month period from March 1, 2012 to May 31, 2012 for record holders as of August 14, 2012. The distribution will be paid on or about August 29, 2012. Distributable income for March 1, 2012 to May 31,2012 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$25,276
Derivative settlements, net	1,228

Total revenues	26,504

Expenses
Post-production expenses	840
Production taxes	438
Cash reserves withheld by Trustee(1)	503

Total expenses	1,781

Distributable income available to unitholders	$24,723

Distributable income per unit (49,725,000 units issued and outstanding)	$0.497200

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

Critical Accounting Policies and Estimates

Refer to Note 2 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report and the audited financial statements of the Trust and notes thereto included in the Prospectus for a description of the Trust’s accounting policies and use of estimates.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, certain benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement effective April 1, 2012. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. Concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparties, and is required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon New York Mercantile Exchange prices. The contracts underlying the derivatives agreement cover a portion of the anticipated future sales volumes of oil production from the Initial Wells as well as a portion of the anticipated future oil production from the Trust Development Wells through December 31, 2014. The Trust does not have the ability to enter into its own derivative contracts. See Note 5 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil derivative contracts.

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

Credit Risk. A portion of the Trust’s liquidity is concentrated in the derivative contracts described above. The use of derivative contracts, including the arrangement between the Trust and SandRidge, involves the risk that SandRidge or the counterparties or the Trust’s unaffiliated counterparties will be unable to meet their obligations under the contracts. The Trust’s counterparty under the derivatives agreement is SandRidge, whose counterparties are institutions with an “investment grade” credit rating. The current counterparties to the derivative contracts novated by SandRidge to the Trust are also institutions with corporate credit ratings of at least an “investment grade” credit rating. SandRidge is not required to pay the Trust to the extent of payment defaults by SandRidge’s counterparties.

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

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

For oil, from January 1, 2008 through June 30, 2012, the highest monthly settled price on the New York Mercantile Exchange (“NYMEX”) was $140.00 per Bbl and the lowest was $41.68 per Bbl. For natural gas, from January 1, 2008 through June 30, 2012, the highest monthly NYMEX settled price was $13.11 per MMBtu and the lowest was $2.04 per MMBtu. In addition, the market price of oil and natural gas is generally higher in the winter months than during other months of the year due to increased demand for oil and natural gas for heating purposes during the winter season.

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

In certain circumstances the Trust may have to make cash payments under the hedging arrangements and these payments could be significant; such arrangements are secured by the Trust's Royalty Interests in the Underlying Properties.

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

The target distributions, Subordination Thresholds and Incentive Thresholds, as set forth in the Prospectus and described in Item 2, “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations”, were established based on SandRidge's calculations, and SandRidge did not receive an opinion or report on such calculations from any independent accountants, financial advisers, or engineers. Such calculations were based on assumptions about drilling, production, oil and natural gas prices, hedging activities, capital expenditures, expenses, tax rates and production tax credits under state law, the location of Trust Development Wells, and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from the targets. For example, the targets assumed that oil and natural gas production would be sold at prices based on estimated realized prices for January, February and March 2012, NYMEX settled prices for April 2012, and monthly NYMEX forward pricing as of March 30, 2012 for the 32-month period ending December 31, 2014, and assumed price increases after December 31, 2014 of 2.5% annually, capped at $120.00 per Bbl of oil in June 2023 and $6.48 per MMBtu of natural gas in December 2031; however, actual sales prices may be significantly lower. Additionally, the targets assumed that the Trust Development Wells will be drilled on SandRidge's then-current anticipated schedule at the locations referenced in the Trust’s reserve reports and that the related Underlying Properties would achieve production volumes set forth in the Trust’s reserve reports; however, the drilling of the Trust Development Wells may be delayed. Trust Development Wells may be drilled at locations with higher post-production expenses and applicable taxes and actual production volumes may be significantly lower than estimated. Further, after wells are completed, production operations may be curtailed, delayed or terminated as a result of a variety of risks and uncertainties, including those described above under “—Drilling for and producing oil and natural gas on the Underlying Properties are high risk activities with many uncertainties that could delay or change the anticipated drilling schedule for the remaining Trust Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease cash that is available for distribution to unitholders.”

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

The subordination of certain Trust units held by SandRidge does not assure that unitholders will in fact receive any specified return on investment in the Trust.

Although SandRidge will not be entitled to receive any distribution on its subordinated units unless there is enough cash for all of the common units to receive a distribution equal to the Subordination Threshold for such quarter (which is 20% below the target distribution level for the corresponding quarter), the subordinated units constitute only a 25% interest in the Trust, and this feature does not guarantee that common units will receive a distribution equal to the Subordination Threshold, or any distribution at all. Additionally, the subordination period will terminate and the subordinated units will automatically convert into common units on a one-for-one basis, following which they will no longer be subject to the Subordination Threshold, at the end of the fourth full calendar quarter following SandRidge's satisfaction of its drilling obligation with respect to the Trust Development Wells.

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

The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could significantly hinder SandRidge's ability to perform the drilling obligation and delay completion of the Trust Development Wells, which would reduce future distributions to Trust unitholders.

Due to the Trust's lack of industry and geographic diversification, adverse developments in the Trust's existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to the unitholders.

The Underlying Properties will be operated for oil and natural gas production only and are focused exclusively in the Mississippian formation in northern Oklahoma and southern Kansas. This concentration exposes the Trust's interests to operational and regulatory risk in that area. Due to the lack of diversification in industry type and location of the Trust's interests, adverse developments in the oil and natural gas market or the area of the Underlying Properties, including, for example, transportation or treatment capacity constraints, curtailment of production or treatment plant closures for scheduled maintenance, could have a significantly greater impact on the Trust's financial condition, results of operations and cash flows than if the Royalty Interests were more diversified.

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

Title deficiencies with respect to the Underlying Properties could adversely affect SandRidge's rights to production from the Underlying Properties.

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

Trust unitholders have no voting rights with respect to SandRidge and, therefore, have no managerial, contractual or other ability to influence SandRidge's activities or operations of the Underlying Properties. In addition, some of the Trust Development Wells may be operated by third parties unrelated to SandRidge. Such third party operators may not have the operational expertise of SandRidge within the AMI. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and cash available for distribution to unitholders. Neither the Trustee nor the Trust unitholders has any contractual or other ability to influence or control the field operations of, sale of oil and natural gas from, or future development of, the Underlying Properties.

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

Future maintenance may affect the quantity of proved reserves that can be economically produced from the Underlying Properties to which the wells relate. The timing and size of these projects will depend on, among other factors, the market prices of oil and natural gas. With the exception of SandRidge's commitment to drill the Trust Development Wells, SandRidge has no contractual obligation to make capital expenditures on the Underlying Properties in the future. Furthermore, for properties on which SandRidge is not designated as the operator, SandRidge has no control over the timing or amount of those capital expenditures. SandRidge also has the right to non-consent and not participate in the capital expenditures on properties for which it is not the operator, in which case SandRidge and the Trust will not receive the production resulting from such capital expenditures. If SandRidge or other operators of the wells to which the Underlying Properties relate do not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by SandRidge or estimated in the Trust’s reserve reports.

The trust agreement provides that the Trust's business activities are generally limited to owning the Royalty Interests and entering into the hedging arrangements and activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. As a result, the Trust is not permitted to acquire other oil and gas properties or royalty interests to replace the depleting assets and production attributable to the Trust.

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

Under the Trust’s hedging arrangements, approximately 42% of the expected production and approximately 67% of the expected revenues upon which the target distributions were based from July 1, 2012 through December 31, 2014 have been hedged. The remaining estimated production of oil during that time, all production of natural gas during that time, and all production after such time is not hedged. With respect to unhedged volumes and periods, the Trust will not be protected against the price risks inherent in holding interests in oil and natural gas, commodities that are frequently characterized by significant price volatility. Furthermore, the use of hedging arrangements limits the Trust’s ability to benefit from increases in oil prices above the hedge price on the portion of the production attributable to the Trust’s Royalty Interests that is hedged.

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

SandRidge expects to operate approximately 72% of the Trust Development Wells during the subordination period. For Trust Development Wells drilled on properties where SandRidge is not the operator, however, SandRidge will rely on third-party operators to drill the Trust Development Wells. In addition, where SandRidge is the operator of a Trust Development Well, it may rely on third-party service providers to perform the necessary drilling operations. The ability of third-party operators to help SandRidge meet the drilling obligation, and the ability of third-party servicers to perform drilling operations for SandRidge, will depend on those operators’ future financial condition and economic performance and access to capital, which, in turn, will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors. The failure of a third-party operator to adequately perform operations could delay drilling or completion of wells, or reduce production from the Underlying Properties and the cash available for distribution to Trust unitholders. SandRidge may be provided little or no notice by these operators that they are failing to drill the Trust Development Wells in accordance with pre-existing schedules. If the Trust Development Wells take longer to be drilled and completed than currently anticipated, this may delay revenue attributable to the production of oil and natural gas by such wells. The revenues distributable to the Trust and the amount of cash distributable to the Trust unitholders would similarly be delayed.

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

In addition, SandRidge’s hydraulic fracturing operations require significant quantities of water. Certain regions in which SandRidge operates, including parts of Oklahoma and southern Kansas, recently have experienced drought conditions. Any diminished access to water for use in hydraulic fracturing, whether due to usage restrictions or drought or other weather conditions, could curtail SandRidge's operations or otherwise result in delays in operations or increased costs.

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

As a working interest owner in the Underlying Properties, SandRidge could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•

Notwithstanding its drilling obligation to the Trust, SandRidge's interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of the Underlying Properties. Additionally, SandRidge may, consistent with its obligation to act as a reasonably prudent operator, abandon a well that is uneconomic, or not generating revenues from production in excess of its operating costs, even though such well is still generating revenue for the Trust unitholders. Subsequent to fulfilling its drilling obligation, SandRidge may make decisions with respect to expenditures and decisions to allocate resources on projects in other areas that adversely affect the Underlying Properties, including reducing expenditures on these properties, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

•

Following the satisfaction of its drilling obligation to the Trust, SandRidge may, without the consent or approval of the Trust unitholders, sell all or any part of its retained interest in the Underlying Properties, if the Underlying Properties are sold subject to and burdened by the Royalty Interests. Such sale may not be in the best interests of the Trust and the Trust unitholders. For example, any purchaser may lack SandRidge's experience in the Mississippian formation or its creditworthiness. See “—SandRidge may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests, after satisfying its drilling obligation to the Trust; any such purchaser could have a weaker financial position and/or be less experienced in oil and natural gas development and production than SandRidge.”

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

In addition, SandRidge has agreed that, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms' length transaction between SandRidge and an unaffiliated third party. If SandRidge provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders. Finally, as hedge manager to the Trust, SandRidge has the ability to negotiate the terms of any novation or transfer of any hedge contract to which it is a party to the Trust.

SandRidge may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests, after satisfying its drilling obligation to the Trust; any such purchaser could have a weaker financial position and/or be less experienced in oil and natural gas development and production than SandRidge.

Unitholders will not be entitled to vote on any sale of the Underlying Properties if the Underlying Properties are sold subject to and burdened by the Royalty Interests and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of SandRidge’s obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, and SandRidge would have no continuing obligation to the Trust for those properties. Additionally, SandRidge may enter into farmout or joint venture arrangements with respect to the wells burdened by the Trust's Royalty Interests. Any purchaser, farmout counterparty or joint venture partner could have a weaker financial position and/or be less experienced in oil and natural gas development and production than SandRidge.

SandRidge’s ability to satisfy its obligations to the Trust depends on its financial position, and in the event of a default by SandRidge in its obligation to drill the Trust Development Wells, or in the event of SandRidge's bankruptcy, it may be expensive and time-consuming for the Trust to exercise its remedies.

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

SandRidge has drilling obligations to two other royalty Trusts, which will require it to make capital expenditures over the next several years at the same time it plans to drill the Trust Development Wells. SandRidge’s ability to satisfy its drilling obligation to the Trust will depend on, among other things, the availability of sufficient funds and drilling rigs. More generally, SandRidge's ability to satisfy its drilling obligation to the Trust and to perform its other obligations to the Trust will depend on its financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond SandRidge’s control.

In the event that SandRidge defaults on its obligation to drill the Trust Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of SandRidge's remaining interests in the undeveloped portions of the AMI, attempt to collect money damages from SandRidge and pursue other available legal remedies against SandRidge. However, the Trust is not permitted to obtain specific performance from SandRidge of its drilling obligation, and the maximum amount the Trust can recover in a foreclosure or other action is limited to approximately $269.1 million, which amount will be reduced proportionately, once SandRidge has completed 103 Trust Development Wells, as each of the remaining Trust Development Wells is drilled. The value of SandRidge's interests in the undeveloped portions of the AMI secured by the Drilling Support Lien may not be equal to the amount recoverable at any given time, and such interests may be worth considerably less. The process of foreclosing on such collateral may be expensive and time-consuming and delay the drilling and completion of the Trust Development Wells; such delays and expenses would reduce Trust distributions by reducing the amount of proceeds available for distribution. Any amounts actually recovered in a foreclosure action would be applied to completion of SandRidge's drilling obligation, would not result in any distribution to the Trust unitholders and may be insufficient to drill the number of wells needed for the Trust to realize the full value of the development Royalty Interest. Furthermore, the Trust would have to seek a new party to perform the drilling and operations of the wells. The Trust may not be able to find a replacement driller or operator, and it may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time. As long as the Royalty Interests are pledged as collateral to the Trust's hedge counterparties, the Trust's arranging for a replacement driller or operator may be more difficult or impossible. In such an event, the production from the Trust's properties and the Trust's revenues would decline. If a decline in the Trust's revenues prevents it from satisfying its obligations under its hedging arrangements, the hedging counterparties could foreclose on the Royalty Interests. The possibility of this foreclosure could deter the Trust from exercising its right to foreclose on the Drilling Support Lien.

SandRidge will not be required to maintain a segregated account for proceeds payable to the Trust. The proceeds of the Royalty Interests may be commingled with proceeds of SandRidge's retained interest in the Underlying Properties for the period of time between SandRidge's sale of production attributable to the Royalty Interests and the quarterly payment to the Trust of its share of proceeds. It is possible that the Trust may not have adequate facts to trace its entitlement to funds in the commingled pool of funds and that other persons may, in asserting claims against SandRidge's retained interest, be able to assert claims to the proceeds that should be delivered to the Trust. If there is an event of default under SandRidge's credit facility, SandRidge must keep its accounts with banks that enter into control agreements with the administrative agent under the credit facility, which would permit the administrative agent to direct payment of funds in such accounts during the pendency of an event of default. In addition, during any bankruptcy of SandRidge, it is possible that payments of the royalties may be delayed or deferred. During the pendency of any SandRidge bankruptcy proceedings, the Trust's ability to foreclose on the Drilling Support Lien, and the ability to collect cash payments being held in SandRidge's accounts that are attributable to production from the Trust properties, may be stayed by the bankruptcy court. Delay in realizing on the collateral for the Drilling Support Lien is possible, and it cannot be guaranteed that a bankruptcy court would permit such foreclosure. It is possible that the bankruptcy would also delay the execution of a new agreement with another driller or operator. If the Trust enters into a new agreement with a drilling or operating partner, the new partner might not achieve the same levels of production or sell oil and natural gas at the same prices as SandRidge was able to achieve.

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

Additionally, if any of such risks or similar accidents occur, SandRidge could incur substantial losses as a result of injury or loss of life, severe damage or destruction of property, natural resources and equipment, regulatory investigation and penalties and environmental damage and clean-up responsibility. If SandRidge experiences any of these problems, its ability to conduct operations and perform its obligations to the Trust could be adversely affected. SandRidge's operations may result in liabilities exceeding the insurance coverage that it maintains with respect to the Underlying Properties or SandRidge's operations may result in liabilities not covered by such insurance. If a well is damaged, SandRidge would have no obligation to drill a replacement well or make the Trust whole for the loss.

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

Laws and regulations governing oil and natural gas exploration and production may also affect production levels. SandRidge is required to comply with federal and state laws and regulations governing conservation matters, including provisions related to the unitization or pooling of the oil and natural gas properties; the establishment of maximum rates of production from wells; the spacing of wells; and the plugging and abandonment of wells. These and other laws and regulations can limit the amount of oil and natural gas SandRidge can produce from its wells, limit the number of wells it can drill, or limit the locations at which it can conduct drilling operations, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust's interests.

New laws or regulations, or changes to existing laws or regulations may unfavorably impact SandRidge, could result in increased operating costs and could have a material adverse effect on SandRidge’s financial condition and results of operations. For example, Congress has recently considered, and may continue to consider, legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, and the elimination of most U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules promulgated thereunder could reduce trading positions in the energy futures markets and materially reduce hedging opportunities for SandRidge, which could adversely affect its revenues and cash flows during periods of low commodity prices, and which could adversely affect the ability to restructure the Trust's hedges when it might be desirable to do so.

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

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that SandRidge produces while the physical effects of climate change could disrupt SandRidge's production and cause SandRidge to incur significant costs in preparing for or responding to those effects.

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

The Trust is subject to certain of the requirements of the Sarbanes-Oxley Act of 2002, which requires, among other things, maintenance by the Trust of, and reports regarding the effectiveness of, a system of internal control over financial reporting. Complying with these requirements may cause the Trust to incur unanticipated expenses. Any failure by the Trust to comply with these requirements could lead to a loss of public confidence in the Trust's internal controls and in the accuracy of the Trust's publicly reported results.

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

If the Trust were subjected to a material amount of additional entity-level taxation by individual states, it would reduce the Trust's cash available for distribution to unitholders.

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

The Health Care and Education Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects an individual having adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) to an additional “Medicare tax” equal generally to 3.8% of the lesser of such excess or the individual's net investment income, which appears to include interest income and royalty income derived from investments such as the Trust units as well as any net gain from the disposition of Trust units. In addition, absent new legislation extending the current rates, beginning January 1, 2013, the highest marginal U.S. federal income tax rate applicable to ordinary income and long-term capital gains of individuals will increase to 39.6% and 20%, respectively. Moreover, these rates are subject to change by new legislation at any time.

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

The Trust may adopt positions that may not conform to all aspects of existing Treasury Regulations. If the IRS contests the tax positions the Trust takes, the value of the Trust units may be adversely affected, the cost of any IRS contest will reduce the Trust's cash available for distribution and income, gain, loss and deduction may be reallocated among Trust unitholders.

If the IRS contests any of the U.S. federal income tax positions the Trust takes, the value of the Trust units may be adversely affected because the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gain, loss and deduction may be reallocated among Trust unitholders. For example, the Trust generally prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date in such quarter instead of on the basis of the date a particular Trust unit is transferred. Although simplifying conventions are contemplated by the Internal Revenue Code, and most publicly traded partnerships use similar simplifying conventions, the use of these methods may not be permitted under existing Treasury Regulations.

The Trust has not requested a ruling from the IRS with respect to its treatment as a partnership for U.S. federal income tax purposes or any other matter affecting the Trust. The IRS may adopt positions that differ from the conclusions of the Trust's counsel expressed in the Prospectus or from the positions the Trust takes. It may be necessary to resort to administrative or court proceedings to attempt to sustain some or all of the conclusions of the Trust’s counsel or the positions the Trust takes. A court may not agree with some or all of the conclusions of the Trust’s counsel or positions the Trust takes. Any contest with the IRS may materially and adversely impact the market for the Trust units and the price at which they trade. In addition, the Trust’s costs of any contest with the IRS will be borne indirectly by the Trust unitholders because the costs will reduce the Trust’s cash available for distribution.

Unitholders are required to pay taxes on unitholders’ share of the Trust’s income even if unitholders do not receive any cash distributions from the Trust.

Because the Trust unitholders are treated as partners to whom the Trust allocates taxable income that could be different in amount than the cash the Trust distributes, unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on unitholders’ share of the Trust’s taxable income even if unitholders receive no cash distributions from the Trust. Unitholders may not receive cash distributions from the Trust equal to unitholders’ share of the Trust's taxable income or even equal to the actual tax liability that results from that income.

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

The Trust may adopt certain valuation methodologies that may affect the income, gain, loss and deduction allocable to the Trust unitholders. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.

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

The Trust will be considered to have technically terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same Trust unit within any 12-month period will be counted only once. The Trust’s termination would, among other things, result in the closing of its taxable year for all Trust unitholders, which would result in the Trust filing two tax returns (and the Trust unitholders could receive two Schedules K-1) for one calendar year. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax year in which the termination occurs. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of the Trust's taxable year as a result of any technical termination may also result in more than 12 months of the Trust’s taxable income being includable in his taxable income for the year of termination. A technical termination would not affect the Trust’s classification as a partnership for U.S. federal income tax purposes, but instead, the Trust would be treated as a new partnership for tax purposes. If treated as a new partnership, the Trust must make new tax elections and could be subject to penalties if the Trust is unable to determine that a technical termination occurred.

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

Date: August 13, 2012

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement, dated April 17, 2012, by and among SandRidge, the Trust, and Morgan Stanley & Co. LLC, Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters.	8-K	001-35508	1.1	04/18/2012

3.1	Certificate of Trust of SandRidge Mississippian Trust II	S-1	333-178894	3.1	01/05/2012

3.2	Trust Agreement of SandRidge Mississippian Trust II, dated December 13, 2011	S-1	333-178894	4.1	01/05/2012

3.3	Amended and Restated Trust Agreement, dated as of April 23, 2012, by and among SandRidge Energy, Inc., the The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company.	8-K	001-35508	4.1	04/24/2012

3.4	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Mississippian Trust II, dated June 18, 2012, by the Bank of New York Mellon Trust Company, N.A.					*

10.1	Term Overriding Royalty Interest Conveyance (Kansas) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.1	04/24/2012

10.2	Term Overriding Royalty Interest Conveyance (Oklahoma) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.2	04/24/2012

10.3	Term Overriding Royalty Interest Conveyance (Kansas) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.3	04/24/2012

10.4	Term Overriding Royalty Interest Conveyance (Oklahoma) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.4	04/24/2012

10.5	Perpetual Overriding Royalty Interest Conveyance (Kansas) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.5	04/24/2012

10.6	Perpetual Overriding Royalty Interest Conveyance (Oklahoma) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.6	04/24/2012

10.7	Long-Term Overriding Royalty Interest Conveyance (Kansas) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.7	04/24/2012

10.8	Perpetual Overriding Royalty Interest Conveyance (Oklahoma) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.8	04/24/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.9	Assignment of Overriding Royalty Interest (Kansas), dated as of April 23, 2012, by and between Mistmada Oil Company, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.9	04/24/2012

10.10	Assignment of Overriding Royalty Interest (Oklahoma), dated as of April 23, 2012, by and between Mistmada Oil Company, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.10	04/24/2012

10.11	Administrative Services Agreement, dated as of April 23, 2012, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.11	04/24/2012

10.12	Development Agreement, dated as of April 23, 2012, by and between SandRidge, SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.12	04/24/2012

10.13	Derivatives Agreement, dated as of April 23, 2012, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.13	04/24/2012

10.14	Mortgage (Kansas), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.14	04/24/2012

10.15	Mortgage (Oklahoma), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.15	04/24/2012

10.16	Registration Rights Agreement, dated as of April 23, 2012, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.16	04/24/2012

10.17	Novation Agreement, dated as of April 23, 2012, among Barclays Bank PLC, SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.17	04/24/2012

10.18	Novation Agreement, dated as of April 23, 2012, among Citibank, N.A., SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.18	04/24/2012

10.19	Novation Agreement, dated as of April 23, 2012, among Morgan Stanley Capital Group Inc., SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.19	04/24/2012

10.20	Mortgage and Security Agreement (Oklahoma) from SandRidge Mississippian Trust II, as Mortgagor, to Wilmington Trust, National Association, as Collateral Agent, as Mortgagee, dated as of April 23, 2012.	8-K	001-35508	10.20	04/24/2012

10.21	Mortgage and Security Agreement (Kansas) from SandRidge Mississippian Trust II, as Mortgagor, to Wilmington Trust, National Association, as Collateral Agent, as Mortgagee, dated as of April 23, 2012.	8-K	001-35508	10.21	04/24/2012

31.1	Section 302 Certification					*

32.1	Section 906 Certification					*