Form 10-Q
period 2012-09-30
SandRidge Mississippian Trust II
filed 2012-11-13
CIK 1538267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(512) 236-6531

Former name, former address and former fiscal year, if changed since last report: Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 6, 2012, 37,293,750 Common Units and 12,431,250 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II

FORM 10-Q

Quarter Ended September 30, 2012

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,617	$1

Investment in royalty interests	467,146	—
Less: accumulated amortization	(22,343)	—

Net investment in royalty interests	444,803	—

Total assets	$447,420	$1

TRUST CORPUS

Trust corpus, 37,293,750 common units and 12,431,250 subordinated units issued and outstanding at September 30, 2012	$447,420	$1

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(Unaudited)
Revenues
Royalty income	$25,276	$40,977
Derivative settlements, net	2,481	2,481

Total revenues	27,757	43,458
Expenses
Post-production expenses	840	1,318
Property taxes	165	165
Production taxes	438	598
Trust administrative expenses	244	725
Cash reserves withheld, net of amounts used for current Trust expenses	94	1,363

Total expenses	1,781	4,169

Distributable income available to unitholders	$25,976	$39,289

Distributable income per unit (49,725,000 units issued and outstanding)	$0.522401	$0.790129

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENT OF CHANGES IN TRUST CORPUS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

(unaudited)

Trust corpus, December 31, 2011	$1
Issuance of Trust units	587,087
Conveyance of royalty interests	467,146
Consideration paid for conveyance of royalty interests	(587,087)
Amortization of investment in royalty interests	(22,343)
Net cash reserves withheld	1,363
Distributable income	39,289
Distributions paid or payable to unitholders	(38,036)

Trust corpus, September 30, 2012	$447,420

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

Pursuant to an initial public offering in April 2012, the Trust sold 29,900,000 of its common units to the public for net proceeds, after payment of underwriting discounts and commissions, of approximately $590.2 million. The Trust delivered the net proceeds of the offering, which were further reduced by $3.1 million for a structuring fee paid to certain of the underwriters, along with 7,393,750 common units and 12,431,250 subordinated units, to certain wholly-owned subsidiaries of SandRidge, in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions, there were 49,725,000 Trust units, consisting of 37,293,750 common and 12,431,250 subordinated units, issued. At September 30, 2012, SandRidge owned 7,393,750 Trust common units and all of the Trust subordinated units.

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

As specified in the development agreement executed by the Trust with SandRidge (see Note 5), SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion with a perforated length between 3,500 feet and 4,500 feet within the Mississippian formation and SandRidge’s net revenue interest in the well is equal to 47.4%. SandRidge receives proportional credit for Trust Development Wells if the perforated length is less than 3,500 feet or greater than 4,500 feet, or if SandRidge’s net revenue interest is less than or greater than 47.4%. Accordingly, the actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest and the perforated length of each well. At September 30, 2012, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 67 additional wells (equivalent to approximately 77 Trust Development Wells under the development agreement as described in Note 5) that were drilled and perforated for completion between December 31, 2011 and September 30, 2012, and (c) the equivalent of approximately 129 Trust Development Wells to be drilled within the AMI.

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property taxes and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it. However, the Trust’s first distribution in May 2012 covered production for the two-month period from January 1, 2012 to February 29, 2012. Subsequent distributions will cover a three-month period.

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

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting. The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when cash is received (rather than when earned) and expenses when paid (rather than when incurred) and may also establish certain cash reserves for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the Securities and Exchange Commission (“SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. Amortization of investment in royalty interests, calculated on a unit-of-production basis, and any impairments are charged directly to trust corpus. Distributions to unitholders are recorded when declared.

Significant Accounting Policies. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues are received or expenses are paid. Because the Trust’s financial statements are prepared on the modified cash basis as described above, most accounting pronouncements are not applicable to the Trust’s financial statements.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property taxes and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Other than the first distribution, which covered production for the two-month period from January 1, 2012 to February 29, 2012, distributions cover a three-month period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2012. A summary of distributions declared and paid to unitholders during the nine-month period ended September 30, 2012 is as follows:

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid	Distribution Per Unit
(in millions)
Calendar Quarter 2012
First Quarter	N/A	N/A	N/A	N/A	N/A
Second Quarter	January 1, 2012 – February 29, 2012	April 30, 2012	May 30, 2012	$ 13.3	$ 0.267726
Third Quarter	March 1, 2012 – May 31, 2012	July 26, 2012	August 29, 2012	$ 24.7	$ 0.497200

4. Loan Commitment

Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at September 30, 2012 or December 31, 2011.

5. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in January 2018. During the nine-month period ended September 30, 2012, the Trust paid the Trustee’s and the Delaware Trustee’s legal expenses incurred in forming the Trust of approximately $100,000 and the Trustee’s acceptance fee in the amount of $10,000. During the three and nine-month periods ended September 30, 2012, the Trustee’s administrative fees were equal to approximately $38,000 and $75,000, respectively.

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

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $269.1 million, subject to adjustment as described below. As SandRidge fulfills its drilling obligation over time, the total amount that may be recovered will be reduced proportionately, once SandRidge has completed 103 Trust Development Wells, as each of the remaining Trust Development Wells is drilled. If SandRidge does not fulfill its drilling obligation by December 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. At September 30, 2012, SandRidge had drilled and perforated for completion approximately 77 equivalent Trust Development Wells and the maximum amount potentially recoverable under the Drilling Support Lien remained approximately $269.1 million.

Administrative Services Agreement. On April 23, 2012, the Trust entered into an administrative services agreement with SandRidge, effective January 1, 2012, that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. Additionally, the

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivatives contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. There were no amounts paid to SandRidge for administrative service fees during the three or nine-month periods ended September 30, 2012. SandRidge agreed to waive its administrative services fee for the first quarter of 2012. During the third quarter of 2012, the Trust paid $75,000 to SandRidge for administrative service fees related to the second quarter of 2012.

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

The following tables present, as of September 30, 2012, the notional amount and weighted average fixed price of the contracts underlying the derivatives agreement and the contracts that were novated to the Trust. The combined volume in the tables below reflects the total volume of oil derivative contracts for the Trust.

Oil Contracts Underlying the Derivatives Agreement

	Notional (MBbl)	Weighted Avg. Fixed Price
October 2012 — December 2012	77	$107.00
January 2013 — December 2013	612	$104.00
January 2014 — December 2014	562	$99.00

Oil Contracts Underlying the Derivatives Agreement and Novated to the Trust

	Notional (MBbl)	Weighted Avg. Fixed Price
October 2012 — December 2012	153	$107.00
January 2013 — December 2013	446	$104.00
January 2014 — December 2014	338	$99.00

6. Subsequent Events

Distribution to Unitholders. On November 1, 2012, the Trust declared a cash distribution of $0.598636 per unit covering production for the three-month period from June 1, 2012 to August 31, 2012 for record holders as of November 14, 2012. The distribution will be paid on or about November 29, 2012. Distributable income for June 1, 2012 to August 31, 2012 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$27,322
Derivative settlements, net	4,360

Total revenues	31,682

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Expenses
Post-production expenses	1,100
Production taxes	378
Cash reserves withheld by Trustee(1)	437

Total expenses	1,915

Distributable income available to unitholders	$29,767

Distributable income per unit (49,725,000 units issued and outstanding)	$0.598636

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

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

Properties. Concurrent with the public offering, SandRidge conveyed to the Trust, effective January 1, 2012, Royalty Interests, which at September 30, 2012 included interests in (a) the Initial Wells, (b) 67 additional wells (equivalent to approximately 77 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between December 31, 2011 and September 30, 2012, and (c) the equivalent of approximately 129 Trust Development Wells to be drilled within an AMI consisting of approximately 66,400 gross acres (52,500 net acres) in northern Oklahoma and southern Kansas.

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

As specified in the development agreement executed by the Trust with SandRidge in April 2012, effective January 1, 2012, SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells on or before December 31, 2016. SandRidge is not permitted to drill and complete any well within the AMI for its own account until it has satisfied the drilling obligation to the Trust. SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties, the balance of which is reduced proportionately, once SandRidge has completed 103 Trust Development Wells, as each of the remaining Trust Development Wells is drilled. At September 30, 2012, the amount potentially recoverable under the lien was approximately $269.1 million.

The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs related to the Underlying Properties. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled as of April 23, 2012, the date of the Royalty Interests conveyance, and September 30, 2012.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
April 23, 2012	67	24	182	273
September 30, 2012	67	77	129	273

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

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property taxes and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. The Trust’s subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is at least equal to the Subordination Threshold. If there is not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owns), the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge) up to the Subordination Threshold. However, there is no minimum distribution. If the cash available for distribution on all of the Trust units in any quarter exceeds the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, is entitled to 50% of the amount by which the cash available for distribution exceeds the Incentive Threshold.

The following table sets forth the Subordination Threshold and Incentive Threshold for each remaining calendar quarter through the fourth quarter of 2017, as set out in the trust agreement and as included in the Prospectus.

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)

2012
Third quarter	$0.45	$0.68
Fourth quarter	0.48	0.71

2013
First quarter	0.52	0.78
Second quarter	0.55	0.83
Third quarter	0.54	0.81
Fourth quarter	0.56	0.85

2014
First quarter	0.58	0.86
Second quarter	0.60	0.89
Third quarter	0.60	0.90
Fourth quarter	0.58	0.87

2015
First quarter	0.63	0.95
Second quarter	0.64	0.97
Third quarter	0.64	0.96
Fourth quarter	0.64	0.96

2016
First quarter	0.67	1.00
Second quarter	0.64	0.96
Third quarter	0.58	0.87
Fourth quarter	0.54	0.81

2017
First quarter	0.51	0.77
Second quarter	0.48	0.73
Third quarter	0.46	0.69
Fourth quarter	0.44	0.66

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

A portion of the revenues associated with oil production attributable to the Royalty Interests are economically hedged with fixed price swaps from July 1, 2012 to December 31, 2014 through a derivatives agreement between the Trust and SandRidge and certain derivative contracts underlying the derivatives agreement that SandRidge novated to the Trust. The Trust’s distributable income includes net settlements under these derivatives contracts.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement and the Trust’s derivative contracts with unaffiliated counterparties. Royalty income, post-production expenses, production taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from the Trust’s derivative counterparties. Although the Trust was formed on December 13, 2011, the conveyance of the Royalty Interests did not occur until April 2012, and no proceeds from the sale of oil and natural gas production were received by the Trust until May 2012. As a result, the Trust did not recognize any income or make any distributions until May 2012. Information regarding the Trust’s production, pricing and costs for the three and nine-month periods ended September 30, 2012 is presented below.

	Three Months Ended September 30, 2012(1)	Nine Months Ended September 30, 2012(2)
Production Data
Oil (MBbls)(3)	231	365
Natural gas (MMcf)	1,553	2,461
Combined equivalent volumes (MBoe)	490	775
Average daily combined equivalent volumes (MBoe/d)	5.3	5.1

Average Prices
Oil (per Bbl)(3)	$93.64	$94.59
Natural gas (per Mcf)	$2.34	$2.62
Combined equivalent (per Boe)	$51.59	$52.87

Average Prices – including impact of derivative settlements and post-production expenses
Oil (per Bbl)(3)	$98.96	$97.96
Natural gas (per Mcf)	$1.80	$2.09
Combined equivalent (per Boe)	$52.38	$52.75

Expenses (per Boe)
Post-production	$1.72	$1.70
Production taxes	$0.89	$0.77

Total expenses	$2.61	$2.47

(1)

Oil and natural gas volumes and related revenues and expenses for the three-month period ended September 30, 2012 (included in SandRidge’s August 2012 net revenue distribution to the Trust) represent oil and natural gas production from March 1, 2012 to May 31, 2012.

(2)

Oil and natural gas volumes and related revenues and expenses for the nine-month period ended September 30, 2012 (included in SandRidge’s May 2012 and August 2012 net revenue distribution to the Trust) represent oil and natural gas production from January 1, 2012 to May 31, 2012.

(3)	Includes natural gas liquids.

Trust Operations for the Three Months Ended September 30, 2012

Royalty Income. Royalty income received during the three-month period ended September 30, 2012 totaled $25.3 million. This was based upon production attributable to the Royalty Interests of 231 MBbls of oil and 1,553 MMcf of natural gas for the period from March 1, 2012 to May 31, 2012. Average prices received for oil and natural gas production, excluding the impact of post-production expenses, during the three-month period ended September 30, 2012 were $93.64 per Bbl of oil and $2.34 per Mcf of natural gas.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests effective April 1, 2012 through December 31, 2014 through the use of oil fixed price swaps. Net cash settlements under the derivatives agreement for the three-month period ended September 30, 2012 for production from April 1, 2012 to May 31, 2012 were approximately $2.5 million, and included net settlements received of approximately $1.2 million related to production from April 1, 2012 to May 31, 2012 and net settlements received of approximately $1.3 million related to June 2012 production. Total net derivative settlements received by the Trust for production from April 1, 2012 to May 31, 2012 effectively increased the average price received for oil by $5.32 per Bbl to $98.96 per Bbl.

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three-month period ended September 30, 2012 totaled approximately $0.8 million.

Property Taxes. Property taxes paid during the three-month period ended September 30, 2012 totaled approximately $165,000.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2012 totaled approximately $0.4 million, or $0.89 per Boe, and were approximately 1.7% of royalty income.

Distributable Income. Distributable income for the three-month period ended September 30, 2012 was $26.0 million, which included a net increase to the cash reserve for payment of future Trust expenses of approximately $94,000 (approximately $503,000 withheld from the August 2012 cash distribution to unitholders partially offset by approximately $409,000 used to pay Trust expenses during the period).

Trust Operations for the Nine Months Ended September 30, 2012

Royalty Income. Royalty income received during the nine-month period ended September 30, 2012 totaled $41.0 million. This was based upon production attributable to the Royalty Interests of 365 MBbls of oil and 2,461 MMcf of natural gas for the period from January 1, 2012 to May 31, 2012. Average prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses, during the nine-month period ended September 30, 2012 were $94.59 per Bbl of oil and $2.62 per Mcf of natural gas.

Derivative Settlements. Net cash settlements under the derivatives agreement for the nine-month period ended September 30, 2012 for production from April 1, 2012 to May 31, 2012 were approximately $2.5 million, and included net settlements received of approximately $1.2 million related to production from April 1, 2012 to May 31, 2012 and net settlements received of approximately $1.3 million related to June 2012 production. Total net derivative settlements received by the Trust for production from April 1, 2012 to May 31, 2012 effectively increased the average price received for oil by $3.37 per Bbl to $97.96 per Bbl.

Post-Production Expenses. Post-production expenses for the nine-month period ended September 30, 2012 totaled approximately $1.3 million.

Property Taxes. Property taxes paid during the nine-month period ended September 30, 2012 totaled approximately $165,000.

Production Taxes. Production taxes for the nine-month period ended September 30, 2012 totaled approximately $0.6 million, or $0.77 per Boe, and were approximately 1.5% of royalty income.

Distributable Income. Distributable income for the nine-month period ended September 30, 2012 was $39.3 million, which included a net increase to the cash reserve for payment of future Trust expenses of approximately $1.4 million (approximately $2.3 million withheld from the May 2012 and August 2012 cash distributions to unitholders partially offset by approximately $0.9 million used to pay Trust expenses during the period).

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests for the quarter, over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions previously described. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at September 30, 2012 or December 31, 2011.

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

2012 Trust Distributions to Unitholders. During the nine months ended September 30, 2012, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
(in millions)
Calendar Quarter 2012
First Quarter	N/A	N/A	N/A	N/A
Second Quarter	January 1, 2012 – February 29, 2012	April 30, 2012	May 30, 2012	$ 13.3
Third Quarter	March 1, 2012 – May 31, 2012	July 26, 2012	August 29, 2012	$ 24.7

Future Trust Distribution to Unitholders. On November 1, 2012, the Trust declared a cash distribution of $0.598636 per unit covering production for the period from June 1, 2012 to August 31, 2012 for record holders as of November 14, 2012. The distribution will be paid on or about November 29, 2012 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$27,322
Derivative settlements, net	4,360

Total revenues	31,682

Expenses
Post-production expenses	1,100
Production taxes	378
Cash reserves withheld by Trustee(1)	437

Total expenses	1,915

Distributable income available to unitholders	$29,767

Distributable income per unit (49,725,000 units issued and outstanding)	$0.598636

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

Critical Accounting Policies and Estimates

Refer to Note 2 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report and the audited financial statements of the Trust and notes thereto included in the Prospectus for a description of the Trust’s accounting policies and use of estimates.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, certain benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement effective April 1, 2012. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. Concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparties, and is required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon New York Mercantile Exchange prices. The contracts underlying the derivatives agreement cover a portion of the anticipated future sales volumes of oil production from the Initial Wells as well as a portion of the anticipated future oil production from the Trust Development Wells through December 31, 2014. The Trust does not have the ability to enter into its own derivative contracts. See Note 5 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil derivative contracts. The Trust received net settlement proceeds of approximately $2.5 million related to the derivatives agreement during the three and nine-month periods ended September 30, 2012.

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

   There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

Risks Related to the Units

Drilling for and producing oil and natural gas on the Underlying Properties are high risk activities with many uncertainties that could delay the anticipated drilling schedule for the remaining Trust Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease cash that is available for distribution to unitholders.

The drilling and completion of the remaining Trust Development Wells are subject to numerous risks beyond the Trust’s and SandRidge’s control, including risks that could delay or change the current drilling schedule for the Trust Development Wells (including the drilling schedule of third-party operators that may drill the remaining Trust Development Wells) and the risk that drilling will not result in commercially viable oil and natural gas production. Drilling for oil and natural gas can be unprofitable if dry wells are drilled and if productive wells do not produce sufficient revenues to return a profit. SandRidge’s and any third-party operators’ decisions to develop or otherwise exploit certain areas within the AMI will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The estimated costs of drilling, completing and operating wells are uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. A Trust Development Well that is successfully completed may not pay out the capital costs spent to drill it. Drilling and production operations on the Underlying Properties may be curtailed, delayed or canceled as a result of various factors, including the following:

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

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. The markets for these commodities are very volatile. Oil and natural gas prices can fluctuate widely in response to a variety of factors that are beyond the control of the Trust and SandRidge. These factors include, among others:

• regional, domestic and foreign supply of, and demand for, oil and natural gas, as well as perceptions of supply of, and demand for, oil and natural gas;

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

For oil, from January 1, 2008 through September 30, 2012, the highest monthly settled price on the New York Mercantile Exchange (“NYMEX”) was $140.00 per Bbl and the lowest was $41.68 per Bbl. For natural gas, from January 1, 2008 through September 30, 2012, the highest monthly NYMEX settled price was $13.11 per MMBtu and the lowest was $2.04 per MMBtu. In addition, the market price of oil and natural gas is generally higher in the winter months than during other months of the year due to increased demand for oil and natural gas for heating purposes during the winter season.

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

The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves estimated to be attributable to the Royalty Interests. It is not possible to accurately measure underground accumulations of oil and natural gas in an exact way, and estimating reserves is inherently uncertain. Further, estimates of probable reserves are, by definition, less certain than estimates of proved reserves and are subject to substantially greater risk of not actually being realized. As discussed below, the process of estimating oil and natural gas reserves requires interpretations of available technical data and many assumptions. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in the Prospectus. This could result in actual production and revenues for the Underlying Properties being materially less than estimated amounts.

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

Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. Less production history may contribute to less accurate estimates of reserves, future production rates and the timing of development expenditures. Most of the Initial Wells have been operational for less than one year and estimated reserves vary substantially from well to well and are not directly correlated to perforated lateral length or completion technique. Although SandRidge and Netherland Sewell and Associates, Inc. analyzed historical production data from vertical wells drilled in the AMI since the 1940s, there can be no assurance that this data can accurately predict future production from horizontal wells. The lack of operational history for horizontal wells in the Mississippian formation may also contribute to the inaccuracy of estimates of reserves. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders. As with all horizontal drilling programs, there is a risk that some or all of a horizontal well could miss the target reservoir. As a result, the Trust may not receive the benefit of the total amount of reserves reflected in the reserve reports, notwithstanding the fact that SandRidge has satisfied its drilling obligation.

The average perforated interval length of the wells assumed for purposes of calculating the proven, undeveloped reserves (exceeding 4,000 feet) is longer than the minimum perforated interval length required for SandRidge to receive credit for one full Trust Development Well under the development agreement (3,500 feet). Further, there is no guarantee that wells drilled with shorter perforated interval lengths will achieve the same reserve recoveries as wells drilled with longer perforated interval lengths. Moreover, as with all horizontal drilling programs, there are risks that some or all of a horizontal well could miss the target reservoir and that the quality of the target reservoir is less than that assumed for purposes of the Trust’s reserve reports. Under the development agreement, SandRidge receives credit for drilling a Trust Development Well if the well is drilled in the AMI and perforated horizontally for completion in the Mississippian formation, even if such well does not successfully produce hydrocarbons. As a result, unitholders may not receive the benefit of the total amount of proved undeveloped reserves reflected in the Trust’s reserve reports, even if SandRidge has satisfied its drilling obligation.

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

The target distributions, Subordination Thresholds and Incentive Thresholds, as set forth in the Prospectus and described in Item 2, “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations”, were established based on SandRidge’s calculations, and SandRidge did not receive an opinion or report on such calculations from any independent accountants, financial advisers, or engineers. Such calculations were based on assumptions about drilling, production, oil and natural gas prices, hedging activities, capital expenditures, expenses, tax rates and production tax credits under state law, the location of Trust Development Wells, and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from the targets. For example, the targets assumed that oil and natural gas production would be sold at prices based on estimated realized prices for January, February and March 2012, NYMEX settled prices for April 2012, and monthly NYMEX forward pricing as of March 30, 2012 for the 32-month period ending December 31, 2014, and assumed price increases after December 31, 2014 of 2.5% annually, capped at $120.00 per Bbl of oil in June 2023 and $6.48 per MMBtu of natural gas in December 2031; however, actual sales prices may be significantly lower. Additionally, the targets assumed that the Trust Development Wells will be drilled on SandRidge’s then-current anticipated schedule at the locations referenced in the Trust’s reserve reports and that the related Underlying Properties would achieve production volumes set forth in the Trust’s reserve reports; however, the drilling of the Trust Development Wells may be delayed. Trust Development Wells may be drilled at locations with higher post-production expenses and applicable taxes and actual production volumes may be significantly lower than estimated. Further, after wells are completed, production operations may be curtailed, delayed or terminated as a result of a variety of risks and uncertainties, including those described above under “—Drilling for and producing oil and natural gas on the Underlying Properties are high risk activities with many uncertainties that could delay or change the anticipated drilling schedule for the remaining Trust Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease cash that is available for distribution to unitholders.”

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

Although SandRidge will not be entitled to receive any distribution on its subordinated units unless there is enough cash for all of the common units to receive a distribution equal to the Subordination Threshold for such quarter (which is 20% below the target distribution level for the corresponding quarter), the subordinated units constitute only a 25% interest in the Trust, and this feature does not guarantee that common units will receive a distribution equal to the Subordination Threshold, or any distribution at all. Additionally, the subordination period will terminate and the subordinated units will automatically convert into common units on a one-for-one basis, following which they will no longer be subject to the Subordination Threshold, at the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Trust Development Wells. Depending on the prices at which volumes attributable to the Trust are sold, the common units may receive a distribution that is below the Subordination Threshold.

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

The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could significantly hinder SandRidge’s ability to satisfy its drilling obligation and delay completion of the Trust Development Wells, which would reduce future distributions to Trust unitholders.

Due to the Trust’s lack of industry and geographic diversification, adverse developments in the Trust’s existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to the unitholders.

The Underlying Properties will be operated for oil and natural gas production only and are focused exclusively in the Mississippian formation in northern Oklahoma and southern Kansas. This concentration could disproportionately expose the Trust’s interests to operational and regulatory risk in that area. Due to the lack of diversification in industry type and location of the Trust’s interests, adverse developments in the oil and natural gas market or the area of the Underlying Properties, including, for example, transportation or treatment capacity constraints, curtailment of production or treatment plant closures for scheduled maintenance, could have a significantly greater impact on the Trust’s financial condition, results of operations and cash flows than if the Royalty Interests were more diversified.

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

Trust unitholders have no voting rights with respect to SandRidge and, therefore, have no managerial, contractual or other ability to influence SandRidge’s activities or operations of the Underlying Properties. In addition, some of the Trust Development Wells may be operated by third parties unrelated to SandRidge. Such third party operators may not have the operational expertise of SandRidge within the AMI. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the aggregate working interest in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and cash available for distribution to unitholders. Neither the Trustee nor the Trust unitholders has any contractual or other ability to influence or control the field operations of, sale of oil and natural gas from, or future development of, the Underlying Properties.

The oil and natural gas reserves estimated to be attributable to the Royalty Interests are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or royalty interests to replace the depleting assets and production.

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

The Royalty Interests and the Trust bear certain costs and expenses that reduce the amount of cash received by or available for distribution by the Trust to the holders of the Trust units. These costs and expenses include the following:

•

the Trust’s share of the costs incurred by SandRidge to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas (excluding costs of marketing services provided by SandRidge);

•	the Trust’s share of applicable taxes, including taxes on the production of oil and natural gas;

•

Trust administrative expenses, including fees paid to the Trustee and the Delaware Trustee, the annual administrative services fee payable to SandRidge, tax return and Schedule K-1 preparation and mailing costs, independent auditor fees and registrar and transfer agent fees, and costs associated with annual and quarterly reports to unitholders; and

•	any amounts owed under the Trust’s hedging arrangements.

In addition, the amount of funds available for distribution to unitholders is reduced by the amount of any cash reserves maintained by the Trustee in respect of anticipated future Trust administrative expenses.

Further, during the subordination period, SandRidge is entitled to receive a quarterly incentive distribution from the Trust equal to 50% of the amount by which cash available to be paid to all unitholders exceeds the incentive threshold for the applicable quarter

The amount of post-production costs, taxes, and expenses borne by the Trust and incentive distributions payable to SandRidge may vary materially from quarter-to-quarter. The extent by which the costs and expenses of the Trust are higher or lower in any quarter will directly decrease or increase the amount received by the Trust and available for distribution to the unitholders. Historical post-production costs and taxes, however, may not be indicative of future post-production costs and taxes.

The hedging arrangements for the Trust cover only a portion of the production attributable to the Trust, and such arrangements limit the Trust’s ability to benefit from commodity price increases for hedged volumes above the corresponding hedge price.

Under the Trust’s hedging arrangements, approximately 41% of the expected production and approximately 66% of the expected revenues upon which the target distributions were based from October 1, 2012 through December 31, 2014 have been hedged. The remaining estimated production of oil during that time, all production of natural gas during that time, and all production after such time will not be hedged to protect against the price risks inherent in holding interests in oil and natural gas, commodities that are frequently characterized by significant price volatility. Furthermore, while the use of hedging arrangements limits the downside risk of price declines, they may also limit the Trust’s ability to benefit from increases in oil prices above the hedge price on the portion of the production attributable to the Trust’s Royalty Interests that is hedged.

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

SandRidge expects to operate approximately 77% of the Trust Development Wells during the subordination period. For Trust Development Wells drilled on properties where SandRidge is not the operator, however, SandRidge will rely on third-party operators to drill the Trust Development Wells. In addition, where SandRidge is the operator of a Trust Development Well, it may rely on third-party service providers to perform the necessary drilling operations. The ability of third-party operators to help SandRidge meet the drilling obligation, and the ability of third-party servicers to perform drilling operations for SandRidge, will depend on those operators’ future financial condition and economic performance and access to capital, which, in turn, will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors. The failure of a third-party operator to adequately perform operations could delay drilling or completion of wells, or reduce production from the Underlying Properties and the cash available for distribution to Trust unitholders. SandRidge may be provided little or no notice by these operators that they are failing to drill the Trust Development Wells in accordance with pre-existing schedules. If the Trust Development Wells take longer to be drilled and completed than currently anticipated, this may delay revenue attributable to the production of oil and natural gas by such wells. The revenues distributable to the Trust and the amount of cash distributable to the Trust unitholders would similarly be delayed.

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

Trust unitholders have limited ability to enforce provisions of the Royalty Interests, and SandRidge’s liability to the Trust is limited.

The trust agreement permits the Trustee and the Trust to sue SandRidge or any other future owner of the Underlying Properties to enforce the terms of the conveyances creating the Royalty Interests. If the Trustee does not take appropriate action to enforce provisions of these conveyances, a Trust unitholder’s recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The trust agreement expressly limits a Trust unitholder’s ability to directly sue SandRidge or any other party other than the Trustee. As a result, Trust unitholders will not be able to sue SandRidge or any future owner of the Underlying Properties to enforce the Trust’s rights under the conveyances. Furthermore, the Royalty Interest conveyances provide that, except as set forth in such conveyances, SandRidge will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts in good faith and, to the fullest extent permitted by law, will owe no fiduciary duties to the Trust or the unitholders.

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

SandRidge will not be required to maintain a segregated account for proceeds payable to the Trust. The proceeds of the Royalty Interests may be commingled, for a period of time, with proceeds of SandRidge’s retained interest in the Underlying Properties for the period of time between SandRidge’s sale of hydrocarbons attributable to the Royalty Interests and the quarterly payment to the Trust of its share of proceeds. It is possible that the Trust may not have adequate facts to trace its entitlement to funds in the commingled pool of funds and that other persons may, in asserting claims against SandRidge’s retained interest, be able to assert claims to the proceeds that should be delivered to the Trust. If there is an event of default under SandRidge’s credit facility, SandRidge must keep its accounts with banks that enter into control agreements with the administrative agent under the credit facility, which would permit the administrative agent to direct payment of funds in such accounts during the pendency of an event of default. In addition, during any bankruptcy of SandRidge, it is possible that payments of the royalties may be delayed or deferred. During the pendency of any SandRidge bankruptcy proceedings, the Trust’s ability to foreclose on the Drilling Support Lien, and the ability to collect cash payments being held in SandRidge’s accounts that are attributable to production from the Trust properties, may be stayed by the bankruptcy court. Delay in realizing on the collateral for the Drilling Support Lien is possible, and it cannot be guaranteed that a bankruptcy court would permit such foreclosure. It is possible that the bankruptcy would also delay the execution of a new agreement with another driller or operator. If the Trust enters into a new agreement with a drilling or operating partner, the new partner might not achieve the same levels of production or sell oil and natural gas at the same prices as SandRidge was able to achieve.

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

Additionally, if any of such risks or similar accidents occur, SandRidge could incur substantial losses as a result of injury or loss of life, severe damage or destruction of property, natural resources and equipment, regulatory investigation and penalties and environmental damage and clean-up responsibility. If SandRidge experiences any of these problems, its ability to conduct operations and perform its obligations to the Trust could be adversely affected. While SandRidge maintains insurance coverage it deems appropriate for these risks with respect to the Underlying Properties, SandRidge’s operations may result in liabilities exceeding such coverage or liabilities not covered by insurance. If a well is damaged, SandRidge would have no obligation to drill a replacement well or make the Trust whole for the loss.

The operation of the Underlying Properties is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on the properties.

Oil and natural gas exploration, production, transportation and treatment operations are subject to complex and stringent laws and regulations. In order to conduct operations in compliance with these laws and regulations, numerous permits, approvals and certificates are required to be obtained from various federal, state and local governmental authorities. Compliance with these existing laws and regulations may require the incurrence of substantial costs by SandRidge or other operators of the Underlying Properties. Further, in light of the explosion and fire on the drilling rig Deepwater Horizon in the Gulf of Mexico, as well as recent incidents involving the release of oil and natural gas and fluids as a result of drilling activities in the United States, there has been a variety of regulatory initiatives at the federal and state levels to restrict oil and natural gas drilling operations in certain locations. Any increased regulation or suspension of oil and natural gas exploration and production, or revision or reinterpretation of existing laws and regulations, that arises out of these incidents or otherwise could result in delays and higher operating costs. Such costs or significant delays could have a material adverse effect on the operation of the Underlying Properties, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust’s interests.

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

New laws or regulations, or changes to existing laws or regulations may unfavorably impact SandRidge, could result in increased operating costs and could have a material adverse effect on SandRidge’s financial condition and results of operations. For example, Congress has recently considered, and may continue to consider, legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, and the elimination of most U.S. federal tax incentives and certain deductions available to oil and natural gas exploration and production activities. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules promulgated thereunder could reduce trading positions in the energy futures markets and materially reduce hedging opportunities for SandRidge, which could adversely affect its revenues and cash flows during periods of low commodity prices, and which could adversely affect the ability to restructure the Trust’s hedges when it might be desirable to do so.

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

The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to operation of the Underlying Properties, including the acquisition of a permit before conducting drilling; water withdrawal or waste disposal activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; impose regulations designed to protect employees from exposure to hazardous substances; and the imposition of substantial liabilities for pollution resulting from operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with these laws and regulations may result in litigation; the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all operations relating to the Underlying Properties.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of operations on the Underlying Properties due to the handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to operations, and as a result of historical industry operations and waste disposal practices. Under certain environmental laws and regulations, an operator could be subject to joint and several strict liability for the investigation, removal or remediation of previously released materials or property contamination regardless of whether the operator was responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which wells are drilled and facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for contamination even in the absence of non-compliance, with environmental laws and regulations or for personal injury, natural resource damage or property damage. In addition, the risk of accidental spills or releases could expose an operator to significant liabilities that could have a material adverse effect on its financial condition or results of operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly construction, drilling, water management, completion, waste handling, storage, transport, disposal or cleanup requirements could require significant expenditures by SandRidge or other operators of the Underlying Properties to attain and maintain compliance and may otherwise have a material adverse effect on the results of operations, competitive position or financial condition of SandRidge or such other operator. SandRidge or such other operator may not be able to recover some or any of these costs from insurance. As a result of the increased cost of compliance, SandRidge or such other operator may decide to discontinue drilling. Additionally, permitting delays may inhibit SandRidge’s ability to drill the Trust Development Wells on schedule.

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

Hydraulic fracturing is used extensively to stimulate production from the Underlying Properties. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. Certain states in which SandRidge operates, including Texas and Oklahoma, and municipalities have adopted, or are considering adopting, regulations that have imposed, or that could impose, more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. For example, in December 2011, the Railroad Commission of Texas finalized regulations requiring public disclosure of all the chemicals in fluids used in the hydraulic fracturing process. Local ordinances or other regulations may regulate or prohibit the performance of well drilling in general and hydraulic fracturing in particular. If new laws or regulations that significantly restrict or regulate hydraulic fracturing are adopted, such legal requirements could cause project delays and make it more difficult or costly to perform fracturing to stimulate production from a formation. These delays or additional costs could adversely affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that ultimately can be produced in commercial quantities from the Underlying Properties.

In addition, a number of federal entities are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. In April 2012, President Obama issued an executive order that established a working group for the purpose of coordinating policy, information sharing, and planning among federal agencies and offices regarding “unconventional natural gas production,” including hydraulic fracturing. In April 2012, the EPA issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing that will take effect in 2015. The EPA has also commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014 and a study regarding wastewater resulting from hydraulic fracturing activities. Moreover, the EPA plans to propose by 2014 standards by 2014 that such wastewater must meet before being transported to a treatment plant. In May 2012, the U.S. Department of the Interior issued a proposed rule addressing disclosure of chemicals used, flowback fluid management requirements and other mandates for hydraulic fracturing on federal lands. Additionally, a committee of the U.S. House of Representatives has conducted an investigation of hydraulic fracturing practices, and certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing; and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. Bills introduced in both the Senate and House of Representatives in 2011would, among other things, amend the federal Safe Driking Water Act to repeal provisions that currently exempt hydraulic fracturing operations from restrictions that otherwise would apply to underground injection of fluids or propping agents. The studies and initiatives described above, depending on their degree of pursuit and any meaningful results obtained, could spur efforts to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.

The Trust is subject to the requirements of the Sarbanes-Oxley Act of 2002, which may impose cost and operating challenges on it.

The Trust is subject to certain of the requirements of the Sarbanes-Oxley Act of 2002, which requires, among other things, maintenance by the Trust of, and reports regarding the effectiveness of, a system of internal control over financial reporting. Complying with these requirements may pose operational challenges and may cause the Trust to incur unanticipated expenses. Any failure by the Trust to comply with these requirements could lead to a loss of public confidence in the Trust’s internal controls and in the accuracy of the Trust’s publicly reported results.

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

If the Trust were treated as a corporation for U.S. federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely be required to also pay state income tax on its taxable income at the corporate tax rate of such state. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders without first being subjected to taxation at the entity level. Because additional tax would be imposed upon the Trust as a corporation, its cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of the Trust as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Trust unitholders, likely causing a substantial reduction in the value of the Trust units.

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

The Trust may adopt positions that may not conform to all aspects of existing Treasury Regulations. If the IRS contests the tax positions the Trust takes, the value of the Trust units may be adversely affected, the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gains, losses and deductions may be reallocated among Trust unitholders.

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

The Trust has not requested a ruling from the IRS with respect to its treatment as a partnership for U.S. federal income tax purposes or any other matter affecting the Trust. The IRS may adopt positions that differ from the conclusions of SandRidge’s counsel or from the positions the Trust takes. It may be necessary to resort to administrative or court proceedings to attempt to sustain some or all of the conclusions of the SandRidge Energy’s counsel expressed in the Prospectus or the positions the Trust takes. A court may not agree with some or all of the conclusions of the SandRidge’s counsel or positions the Trust takes. Any contest with the IRS may materially and adversely impact the market for the Trust units and the price at which they trade. In addition, the Trust’s costs of any contest with the IRS will be borne indirectly by the Trust unitholders because the costs will reduce the Trust’s cash available for distribution.

Each unitholder is required to pay taxes on the unitholder’s share of the Trust’s income even if a unitholder does not receive cash distributions from the Trust equal to the unitholder’s share of the trust’s taxable income.

Because the Trust unitholders are treated as partners to whom the Trust allocates taxable income that could be different in amount than the cash the Trust distributes, each unitholder may be required to pay any federal income taxes and, in some cases, state and local income taxes on the unitholder’s share of the Trust’s taxable income even if a unitholder may not receive cash distributions from the Trust equal to the unitholder’s share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

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

Investment in Trust units by non-U.S. persons raises issues unique to them. For example, distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons may be required to file U.S. federal income tax returns and pay tax on their share of the Trust’s taxable income or proceeds from the sale of Trust units. If a unitholder is a non-U.S. person, the unitholder should consult a tax advisor before investing in the Trust units.

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

A Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of those Trust units. If so, he would no longer be treated for tax purposes as a partner with respect to those Trust units during the period of the loan and may recognize gain or loss from the disposition.

Because a Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of the loaned Trust units, he may no longer be treated for tax purposes as a partner with respect to those Trust units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of the Trust’s income, gains, losses or deductions with respect to those Trust units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those Trust units could be fully taxable as ordinary income. SandRidge’s counsel has not rendered an opinion regarding the treatment of a unitholder where Trust units are loaned to a short seller to cover a short sale of Trust units; therefore, Trust unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from loaning their Trust units.

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

The sale or exchange of 50% or more of the Trust’s capital and profits interests during any 12-month period will result in the termination of the Trust partnership status for U.S. federal income tax purposes.

The Trust will be considered to have technically terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same Trust unit within any 12-month period will be counted only once. The Trust’s termination would, among other things, result in the closing of its taxable year for all Trust unitholders, which would result in the Trust filing two tax returns (and the Trust unitholders would receive two Schedules K-1) for one calendar year. However, the IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the short taxable years that result from the technical termination. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of the Trust’s taxable year as a result of any technical termination may also result in more than 12 months of the Trust’s taxable income being includable in his or her taxable income for the year of termination. A technical termination would not affect the Trust’s classification as a partnership for U.S. federal income tax purposes, but instead, the Trust would be treated as a new partnership for tax purposes. If treated as a new partnership, the Trust must make new tax elections and could be subject to penalties if the Trust is unable to determine that a technical termination occurred.

Certain U.S. federal income tax preferences currently available with respect to oil and natural gas production may be eliminated as a result of future legislation.

In recent years, the Obama administration’s budget proposals and other proposed legislation have included elimination of certain key U.S. federal income tax incentives currently applicable to oil and gas exploration and production activities. If enacted into law, these provisions would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. These changes include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for U.S. production activities and (iv) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for or development of, oil and gas within the United States. It is unclear whether any such changes will be enacted and, if so, when any such changes would become effective.

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

Date: November 13, 2012

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

1.1	Underwriting Agreement, dated April 17, 2012, by and among SandRidge, the Trust, and Morgan Stanley & Co. LLC, Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters.	8-K	001-35508	1.1	04/18/2012

3.1	Certificate of Trust of SandRidge Mississippian Trust II	S-1	333-178894	3.1	01/05/2012

3.2	Trust Agreement of SandRidge Mississippian Trust II, dated December 13, 2011	S-1	333-178894	4.1	01/05/2012

3.3	Amended and Restated Trust Agreement, dated as of April 23, 2012, by and among SandRidge Energy, Inc., the The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company.	8-K	001-35508	4.1	04/24/2012

3.4	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Mississippian Trust II, dated June 18, 2012, by the Bank of New York Mellon Trust Company, N.A.	8-K	001-35508	3.4	08/13/2012

10.1	Term Overriding Royalty Interest Conveyance (Kansas) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.1	04/24/2012

10.2	Term Overriding Royalty Interest Conveyance (Oklahoma) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.2	04/24/2012

10.3	Term Overriding Royalty Interest Conveyance (Kansas) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.3	04/24/2012

10.4	Term Overriding Royalty Interest Conveyance (Oklahoma) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.4	04/24/2012

10.5	Perpetual Overriding Royalty Interest Conveyance (Kansas) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.5	04/24/2012

10.6	Perpetual Overriding Royalty Interest Conveyance (Oklahoma) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.6	04/24/2012

10.7	Long-Term Overriding Royalty Interest Conveyance (Kansas) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.7	04/24/2012

10.8	Perpetual Overriding Royalty Interest Conveyance (Oklahoma) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.8	04/24/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.9	Assignment of Overriding Royalty Interest (Kansas), dated as of April 23, 2012, by and between Mistmada Oil Company, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.9	04/24/2012

10.10	Assignment of Overriding Royalty Interest (Oklahoma), dated as of April 23, 2012, by and between Mistmada Oil Company, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.10	04/24/2012

10.11	Administrative Services Agreement, dated as of April 23, 2012, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.11	04/24/2012

10.12	Development Agreement, dated as of April 23, 2012, by and between SandRidge, SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.12	04/24/2012

10.13	Derivatives Agreement, dated as of April 23, 2012, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.13	04/24/2012

10.14	Mortgage (Kansas), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.14	04/24/2012

10.15	Mortgage (Oklahoma), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.15	04/24/2012

10.16	Registration Rights Agreement, dated as of April 23, 2012, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.16	04/24/2012

10.17	Novation Agreement, dated as of April 23, 2012, among Barclays Bank PLC, SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.17	04/24/2012

10.18	Novation Agreement, dated as of April 23, 2012, among Citibank, N.A., SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.18	04/24/2012

10.19	Novation Agreement, dated as of April 23, 2012, among Morgan Stanley Capital Group Inc., SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.19	04/24/2012

10.20	Mortgage and Security Agreement (Oklahoma) from SandRidge Mississippian Trust II, as Mortgagor, to Wilmington Trust, National Association, as Collateral Agent, as Mortgagee, dated as of April 23, 2012.	8-K	001-35508	10.20	04/24/2012

10.21	Mortgage and Security Agreement (Kansas) from SandRidge Mississippian Trust II, as Mortgagor, to Wilmington Trust, National Association, as Collateral Agent, as Mortgagee, dated as of April 23, 2012.	8-K	001-35508	10.21	04/24/2012

31.1	Section 302 Certification					*

32.1	Section 906 Certification					*