Form 10-Q
period 2013-09-30
SandRidge Mississippian Trust II
filed 2013-11-08
CIK 1538267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, 37,293,750 Common Units and 12,431,250 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II

FORM 10-Q

Quarter Ended September 30, 2013

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,656	$2,131

Investment in royalty interests	467,146	467,146
Less: accumulated amortization	(63,770)	(31,266)
Net investment in royalty interests	403,376	435,880

Total assets	$406,032	$438,011

TRUST CORPUS

Trust corpus, 37,293,750 common units and 12,431,250 subordinated units issued and outstanding at September 30, 2013 and December 31, 2012	$406,032	$438,011

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues
Royalty income	$33,430	$25,276	$84,965	$40,977
Derivative settlements, net	2,827	2,481	9,410	2,481

Total revenues	36,257	27,757	94,375	43,458
Expenses
Post-production expenses	1,060	840	2,978	1,318
Property taxes	—	165	250	165
Production taxes	560	438	1,336	598
Trust administrative expenses	310	244	1,096	725
Cash reserves withheld for current Trust expenses, net of amounts used	400	94	751	1,363
Total expenses	2,330	1,781	6,411	4,169

Distributable income available to unitholders	33,927	25,976	87,964	39,289

Distributable income per unit (49,725,000 units issued and outstanding)	$0.682	$0.522	$1.768	$0.790

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Trust corpus, beginning of period	$438,011	$1
Issuance of Trust units	—	587,087
Conveyance of royalty interests	—	467,146
Consideration paid for conveyance of royalty interests	—	(587,087)
Amortization of investment in royalty interests	(32,504)	(22,343)
Net cash reserves withheld	751	1,363
Distributable income	87,964	39,289
Distributions paid or payable to unitholders	(88,190)	(38,036)

Trust corpus, end of period	$406,032	$447,420

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust common units and 12,431,250 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At September 30, 2013, SandRidge owned 6,243,750 Trust common units and 12,431,250 Trust subordinated units.

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

As specified in the development agreement executed by the Trust with SandRidge (see Note 5), SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion with a perforated length between 3,500 feet and 4,500 feet within the Mississippian formation and SandRidge’s net revenue interest in the well is equal to 47.4%. SandRidge receives proportional credit for Trust Development Wells if the perforated length is less than 3,500 feet or greater than 4,500 feet, or if SandRidge’s net revenue interest is less than or greater than 47.4%. Accordingly, the actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest and the perforated length of each well. At September 30, 2013, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 146 additional wells (equivalent to approximately 174 Trust Development Wells under the development agreement as described in Note 5) that were drilled and perforated for completion between December 31, 2011 and September 30, 2013, and (c) the equivalent of approximately 32 Trust Development Wells to be drilled within the AMI.

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

The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions. The subordinated units, all of which are held by SandRidge, constitute 25% of the Trust units issued and outstanding. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). At the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Trust Development Wells, the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

distributions will terminate. Distributions made to common units in respect of subsequent periods will no longer have the protection of the Subordination Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

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

Significant Accounting Policies. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, which may require such entities to accrue or defer revenues and expenses in a period other than when such revenues are received or expenses are paid. Because the Trust’s financial statements are prepared on the modified cash basis as described above, most accounting pronouncements are not applicable to the Trust’s financial statements.

The Trust is treated for federal and applicable state income tax purposes as a partnership. For U.S. federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership is typically treated in the same manner as it is for U.S. federal income tax purposes.

Distributable Income Per Common and Subordinated Unit. The Trust calculates distributable income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying unaudited statements of distributable income have been allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the periods presented had been distributed. Distributable income per common and subordinated unit in the accompanying unaudited statements of distributable income do not differ. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statement of distributable income may differ from declared distribution amounts per unit due to the timing of the Trust’s receipt or payment of settlements on the novated derivative contracts. See discussion of the Trust’s derivative contracts at Note 5.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property taxes and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Other than the first distribution, which covered production for the two-month period from January 1, 2012 to February 29, 2012, distributions cover a three-month period. See Note 7 for discussion of the Trust’s quarterly distribution to be paid in November 2013. A summary of the Trust’s distributions to unitholders during the nine-month period ended September 30, 2013 and the year ended December 31, 2012 is as follows:

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid	Distribution Per Unit
				(in millions)
Calendar Quarter 2013
First Quarter	September 1, 2012 — November 30, 2012	January 31, 2013	March 1, 2013	$26.5	$0.533
Second Quarter	December 1, 2012 — February 28, 2013	April 25, 2013	May 30, 2013	$27.8	$0.558
Third Quarter	March 1, 2013 — May 31, 2013	July 25, 2013	August 29, 2013	$34.0	$0.683

Calendar Quarter 2012
First Quarter	N/A	N/A	N/A	N/A	N/A
Second Quarter	January 1, 2012 — February 29, 2012	April 30, 2012	May 30, 2012	$13.3	$0.268
Third Quarter	March 1, 2012 — May 31, 2012	July 26, 2012	August 29, 2012	$24.7	$0.497
Fourth Quarter	June 1, 2012 — August 31, 2012	November 1, 2012	November 29, 2012	$29.8	$0.599

4. Loan Commitment

Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at September 30, 2013 or December 31, 2012.

5. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in January 2018. During the nine-month period ended September 30, 2012, the Trust paid the Trustee’s and the Delaware Trustee’s legal expenses incurred in forming the Trust of approximately $100,000 and the Trustee’s acceptance fee in the amount of $10,000. The Trustee’s administrative fees paid during each of the three-month periods ended September 30, 2013 and 2012, totaled approximately $38,000. The Trustee’s administrative fees paid during the nine-month periods ended September 30, 2013 and 2012, totaled approximately $113,000 and $75,000, respectively.

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

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $269.1 million, subject to adjustment as described below. Beginning in the fourth quarter of 2012, once SandRidge completed a total of 103 Trust Development Wells, the total amount that may be recovered has been reduced proportionately as each of the remaining Trust Development Wells has been drilled. If SandRidge does not fulfill its drilling obligation by December 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. As of September 30, 2013, SandRidge had drilled and perforated for completion approximately 174 equivalent Trust Development Wells and, accordingly, the maximum amount potentially recoverable under the Drilling Support Lien had been reduced to approximately $84.6 million.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge, effective January 1, 2012 that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. SandRidge agreed to waive its administrative services fee for the first quarter of 2012. The Trust paid administrative fees to SandRidge equal to $75,000 during each of the three-month periods ended September 30, 2013 and 2012, respectively, and equal to $225,000 and $75,000 during the nine-month periods ended September 30, 2013 and 2012, respectively.

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

The following tables present, as of September 30, 2013, the notional amount and weighted average fixed price of the open contracts underlying the derivatives agreement and the contracts that have been novated to the Trust. The combined volume in the tables below reflects the total volume of oil derivative contracts for the Trust.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Oil Contracts Underlying the Derivatives Agreement

	Notional (MBbl)	Weighted Avg. Fixed Price
October 2013 — December 2013	154	$104.00
January 2014 — December 2014	553	$99.00

Oil Contracts Underlying the Derivatives Agreement and Novated to the Trust

	Notional (MBbl)	Weighted Avg. Fixed Price
October 2013 — December 2013	112	$104.00
January 2014 — December 2014	347	$99.00

6. Legal Proceedings

The Trust has been named as an additional defendant in a putative class action against SandRidge and others as described below.

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

On July 23, 2013 the lead plaintiff filed a consolidated amended complaint, in which the Trust was named as an additional defendant.  The Consolidated Amended Complaint asserts a variety of federal securities claims against the Trust and SandRidge and certain of its current and former officers and directors, among other defendants, on behalf of a putative class of (a) purchasers of SandRidge common stock during the period from February 24, 2011 to November 8, 2012, (b) purchasers of common units of SandRidge Mississippian Trust I in or traceable to its initial public offering on or about April 12, 2011, and (c) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 23, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust with respect to certain of the allegations, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves, SandRidge’s capital expenditures, and certain transactions entered into by companies allegedly affiliated with SandRidge’s former CEO Tom Ward.  The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. The complaint was corrected by way of a Corrected Consolidated Amended Complaint filed on July 30, 2013.

On October 7, 2013, the Trust and SandRidge each filed a Motion to Dismiss the claims asserted against the Trust in the Corrected Consolidated Amended Complaint.

Regardless of the outcome of the litigation, the Trust will incur expenses in defending the litigation, and the expenses may increase the Trust’s administrative expenses significantly.  However, the Trust is entitled to contractual indemnification covering reasonable costs of investigation and attorney’s fees and expenses that the Trust believes will be applicable. The Trust will estimate and provide for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation.  The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7. Subsequent Events

Distribution to Unitholders. On October 24, 2013, the Trust declared a cash distribution of $0.536 per common unit and $0.514 per subordinated unit covering production for the three-month period from June 1, 2013 to August 31, 2013 for record holders as of November 14, 2013. The distribution will be paid on or about November 29, 2013. Distributable income for June 1, 2013 to August 31, 2013 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$28,373
Derivative settlements, net	437
Total revenues	28,810
Expenses
Post-production expenses	939
Production taxes	688
Cash reserves withheld by Trustee(1)	806
Total expenses	2,433
Distributable income available to unitholders	$26,377
Distributable income per common unit (37,293,750 units issued and outstanding)	$0.536
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.514

(1)               Includes amounts withheld for payment of future Trust administrative expenses.

Income available for distribution on all units was $0.530 per unit, which was below the Subordination Threshold of $0.536 for the common units for the period. As a result, the distribution on the subordinated units was decreased to $0.514 per unit in order to permit a distribution per common unit equal to the Subordination Threshold for the period.

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

Properties. As of September 30, 2013, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 146 additional wells (equivalent to approximately 174 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between December 31, 2011 and September 30, 2013, and (c) the equivalent of approximately 32 Trust Development Wells to be drilled within an AMI consisting of approximately 62,100 gross acres (48,900 net acres) in northern Oklahoma and southern Kansas.

SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells on or before December 31, 2016. SandRidge is not permitted to drill and complete any well within the AMI for its own account until it has satisfied the drilling obligation to the Trust. SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. Beginning in the fourth quarter of 2012, once SandRidge completed a total of 103 Trust Development Wells, the total amount that may be recovered has been reduced proportionately as each of the remaining Trust Development Wells has been drilled. At September 30, 2013, the amount potentially recoverable under the lien was approximately $84.6 million.

The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs related to the Underlying Properties. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled as of September 30, 2013 and December 31, 2012.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
September 30, 2013	67	174	32	273
December 31, 2012	67	107	99	273

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

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)

2013
Third quarter (3)	$0.54	$0.81
Fourth quarter	0.56	0.85

2014
First quarter	0.58	0.86
Second quarter	0.60	0.89
Third quarter	0.60	0.90
Fourth quarter	0.58	0.87

2015
First quarter	0.63	0.95
Second quarter	0.64	0.97
Third quarter	0.64	0.96
Fourth quarter	0.64	0.96

2016
First quarter	0.67	1.00
Second quarter	0.64	0.96
Third quarter	0.58	0.87
Fourth quarter	0.54	0.81

2017
First quarter	0.51	0.77
Second quarter	0.48	0.73
Third quarter	0.46	0.69
Fourth quarter	0.44	0.66

(1)         Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.

(2)         Each of the Subordination Threshold (80% of quarterly target distribution) and Incentive Threshold (120% of quarterly target distribution) terminates after the fourth full calendar quarter following SandRidge’s completion of its drilling obligation. Amounts have been rounded to two decimal places and are presented as set forth in the trust agreement. Actual distributions are declared and paid based upon a calculation carried out to three decimal places.

(3)         A distribution of $0.536 per per common unit and $0.514 per subordinated unit was declared on October 24, 2013 and is expected to be paid on or about November 29, 2013. See Note 7 to the financial statements contained in Item 1 of this report for further discussion.

Litigation. As described in more detail in Item 1 of Part II, Legal Proceedings, the Trust has been named as an additional defendant in a putative class action against SandRidge and others.  Regardless of the outcome of the litigation, the Trust will incur expenses in defending the litigation, and the expenses may increase the Trust’s administrative expenses significantly.  However, the Trust is entitled to contractual indemnification covering reasonable costs of investigation and attorney’s fees and expenses that the Trust believes will be applicable.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement and the Trust’s derivative contracts with unaffiliated counterparties. Royalty income, post-production expenses, production taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from the Trust’s derivative counterparties. Although the Trust was formed on December 13, 2011, the conveyance of the Royalty Interests did not occur until April 2012, and no proceeds from the sale of oil and natural gas production were received by the Trust until May 2012. As a result, the Trust did not recognize any income or make any distributions until May 2012. Information regarding the Trust’s production, pricing and costs for the three and nine-month periods ended September 30, 2013 and 2012 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(1)	2012(2)	2013(3)	2012(4)
Production Data
Oil (MBbls)(5)	306	231	768	365
Natural gas (MMcf)	2,073	1,553	5,533	2,461
Combined equivalent volumes (MBoe)	651	490	1,690	775
Average daily combined equivalent volumes (MBoe/d)	7.1	5.3	6.2	5.1

Well Data
Initial and Trust Development Wells producing - average	198	87	175	78

Revenues (in thousands)
Royalty income	$33,430	$25,276	$84,965	$40,977
Derivative settlements	2,827	2,481	9,410	2,481
Total revenue	$36,257	$27,757	$94,375	$43,458

Expenses (in thousands)
Post-production expenses	$1,060	$840	$2,978	$1,318
Property taxes	—	165	250	165
Production taxes	560	438	1,336	598
Trust administrative expenses	310	244	1,096	725
Cash reserves withheld for current Trust expenses, net of amounts withheld	400	94	751	1,363
Total expenses	$2,330	$1,781	$6,411	$4,169
Distributable income available to unitholders	$33,927	$25,976	$87,964	$39,289

Average Prices
Oil (per Bbl)(5)	$82.63	$93.64	$84.43	$94.59
Natural gas (per Mcf)	$3.95	$2.34	$3.64	$2.62
Combined equivalent (per Boe)	$51.35	$51.59	$50.29	$52.87

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)(6)	$91.97	$98.96	$96.99	$97.96
Natural gas (per Mcf)	$3.44	$1.80	$3.11	$2.09
Combined equivalent (per Boe)	$54.10	$52.38	$54.23	$52.75

Expenses (per Boe)
Post-production	$1.63	$1.72	$1.76	$1.70
Production taxes	$0.86	$0.89	$0.79	$0.77

(1)         Oil and natural gas volumes and related revenues and expenses for the three-month period ended September 30, 2013 (included in SandRidge’s August 2013 net revenue distribution to the Trust) represent oil and natural gas production from March 1, 2013 to May 31, 2013.

(2)         Oil and natural gas volumes and related revenues and expenses for the three-month period ended September 30, 2012 (included in SandRidge’s August 2012 net revenue distribution to the Trust) represent oil and natural gas production from March 1, 2012 to May 31, 2012.

(3)         Oil and natural gas volumes and related revenues and expenses for the nine-month period ended September 30, 2013 (included in SandRidge’s March 2013, May 2013 and August 2013 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2012 to May 31, 2013.

(4)         Oil and natural gas volumes and related revenues and expenses for the nine-month period ended September 30, 2012 (included in SandRidge’s May 2012 and August 2012 net revenue distributions to the Trust) represent oil and natural gas production from January 1, 2012 to May 31, 2012.

(5)         Includes natural gas liquids.

(6)         Includes impact of derivative settlements attributable to production from March 1, 2013 to May 31, 2013 for the three-month period ended September 30, 2013 and from September 1, 2012 to May 31, 2013 for the nine-month period ended September 30, 2013. Includes impact of derivative settlements attributable to production from April 1, 2012 to May 31, 2012 for the three and nine-month periods ended September 30, 2012.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues

Royalty Income. Royalty income received during the three-month period ended September 30, 2013 totaled $33.4 million compared to $25.3 million received during the three-month period ended September 30, 2012. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The increase in royalty income was primarily attributable to an increase in the number of wells contributing to total production and, to a lesser extent, an increase in prices received for natural gas production. The net revenue distribution from SandRidge received by the Trust during the three-month period ended September 30, 2013 included royalty income attributable to production for the three-month period from March 1, 2013 to May 31, 2013 of 306 MBbls of oil and 2,073 MMcf of natural gas, or 651 MBoe of combined production. The net revenue distribution from SandRidge received by the Trust during the three-month period ended September 30, 2012 included royalty income attributable to production for the three-month period from March 1, 2012 to May 31, 2012 of 231 MBbls of oil and 1,553 MMcf of natural gas, or 490 MBoe of combined production. Also contributing to the increase in royalty income was an increase in the average price received for natural gas production, excluding the impact of derivative settlements and post-production expenses, to $3.95 per Mcf during the three-month period ended September 30, 2013 from $2.34 per Mcf during the 2012 period. The increases in total production and the average price received for natural gas production were slightly offset by a decrease in the average price received for oil production, excluding the impact of derivative settlements and post-production expenses, to $82.63 per Bbl during the three-month period ended September 30, 2013 from $93.64 per Bbl during the 2012 period.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests effective April 1, 2012 through December 31, 2014 by the use of oil fixed price swaps. Net cash settlements received related to the Trust’s derivatives during the three-month period ended September 30, 2013 were approximately $2.8 million, and included (i) approximately $1.4 million received related to the conveyed contracts for production attributable to the Royalty Interests from March 1, 2013 to May 31, 2013, (ii) approximately $1.0 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from April 1, 2013 to May 31, 2013 and (iii) approximately $0.4 million received from the counterparty to the novated contracts for June 2013 production. Total net derivative settlements received by the Trust for production from March 1, 2013 to May 31, 2013 were $2.8 million, including $0.4 million received in May 2013 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $9.34 per Bbl to $91.97 per Bbl. Derivative settlements received during the three-month period ended September 30, 2013 related to June 2013 production will be included in the Trust’s November 2013 quarterly distribution. Net cash settlements under the derivatives agreement for the three-month period ended September 30, 2012 were approximately $2.5 million, and included net settlements received of approximately $1.2 million related to production from April 1, 2012 to May 31, 2012 production and net settlements received of approximately $1.3 million related to June 2012 production. Total net derivative settlements received by the Trust for production from April 1, 2012 to May 31, 2012 effectively increased the average price received for oil by $5.32 per Bbl to $98.96 per Bbl.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three-month period ended September 30, 2013 totaled approximately $1.1 million compared to approximately $0.8 million for the three-month period ended September 30, 2012.

Property Taxes. Estimated 2012 property taxes reimbursed to SandRidge during the three-month period ended September 30, 2012 totaled approximately $0.2 million. The Trust did not pay any property taxes during the three-month period ended September 30, 2013.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2013 totaled approximately $0.6 million, or $0.86 per Boe, and were approximately 1.7% of royalty income. Production taxes for the three-month period ended September 30, 2012 totaled approximately $0.4 million, or $0.89 per Boe, and were approximately 1.7% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended September 30, 2013 totaled approximately $0.3 million compared to approximately $0.2 million for the three-month period ended September 30, 2012.

Distributable Income

Distributable income for the three-month period ended September 30, 2013 was $33.9 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.4 million (approximately $0.7 million withheld from the August 2013 cash distribution to unitholders partially offset by approximately $0.3 million used to pay Trust expenses during the period ). Distributable income for the three-month period ended September 30, 2012 was $26.0 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.1 million (approximately $0.5 million withheld from the August 2012 cash distribution to unitholders partially offset by approximately $0.4 million used to pay Trust expenses during the period).

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues

Royalty Income. Royalty income received during the nine-month period ended September 30, 2013 totaled $85.0 million compared to $41.0 million received during the nine-month period ended September 30, 2012. The increase in royalty income was primarily attributable to the Trust’s receipt during the 2013 period of net revenue for production covering a nine-month period compared to its receipt during the 2012 period of net revenue for production covering a five-month period, an increase in the number of wells contributing to total production and, to a lesser extent, an increase in prices received for natural gas production. The net revenue distributions from SandRidge received by the Trust during the nine-month period ended September 30, 2013 included royalty income attributable to production for the nine-month period from September 1, 2012 to May 31, 2013 of 768 MBbls of oil and 5,533 MMcf of natural gas, or 1,690 MBoe of combined production. The net revenue distributions from SandRidge received by the Trust during the nine-month period ended September 30, 2012 included royalty income attributable to production for the five-month period from January 1, 2012 to May 31, 2012 of 365 MBbls of oil and 2,461 MMcf of natural gas, or 775 MBoe of combined production. Also contributing to the increase in royalty income was an increase in the average price received for natural gas production, excluding the impact of derivative settlements and post-production expenses, to $3.64 per Mcf during the nine-month period ended September 30, 2013 from $2.62 per Mcf during the 2012 period. The increases in total production and the average price received for natural gas production were slightly offset by a decrease in the average price received for oil production, excluding the impact of derivative settlements and post-production expenses, to $84.43 per Bbl during the nine-month period ended September 30, 2013 from $94.59 per Bbl during the 2012 period.

Derivative Settlements. Net cash settlements received related to the Trust’s derivatives during the nine-month period ended September 30, 2013 were approximately $9.4 million, and included (i) approximately $4.1 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2012 to May 31, 2013, (ii) approximately $4.9 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2012 to May 31, 2013 and (iii) approximately $0.4 million received from the counterparty to the novated contracts for June 2013 production. Total net derivative settlements received by the Trust for production from September 1, 2012 to May 31, 2013 were $9.6 million, including $0.6 million received in November 2012 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $12.56 per Bbl to $96.99 per Bbl. Net cash settlements under the derivatives agreement for the nine-month period ended September 30, 2012 were approximately $2.5 million, and included net settlements received of approximately $1.2 million related to production from April 1, 2012 to May 31, 2012 and net settlements received of approximately $1.3 million related to June 2012 production. Total net derivative settlements received by the Trust for production from April 1, 2012 to May 31, 2012 effectively increased the average price received for oil by $3.37 per Bbl to $97.96 per Bbl.

Expenses

Post-Production Expenses. Post-production expenses for the nine-month period ended September 30, 2013 totaled approximately $3.0 million compared to approximately $1.3 million for the nine-month period ended September 30, 2012. Expense for the period ended September 30, 2013 is attributable to nine months of production compared to five months of production for the period ended September 30, 2012.

Property Taxes. Estimated 2012 property taxes reimbursed to SandRidge during the nine-month period ended September 30, 2012 totaled approximately $0.2 million. The Trust reimbursed SandRidge approximately $0.3 million related to 2012 property taxes during the nine-month period ended September 30, 2013.

Production Taxes. Production taxes for the nine-month period ended September 30, 2013 totaled approximately $1.3 million, or $0.79 per Boe, and were approximately 1.6% of royalty income. Production taxes for the nine-month period ended September 30, 2012 totaled approximately $0.6 million, or $0.77 per Boe, and were approximately 1.5% of royalty income.

Trust Administrative Expenses. Trust administrative expenses for the nine-month period ended September 30, 2013 totaled approximately $1.1 million compared to approximately $0.7 million for the nine-month period ended September 30, 2012. Because the Royalty Interests were conveyed to the Trust in April 2012, expense for the nine-month period ended September 30, 2012 is attributable to five months of activity compared to nine months of activity for the nine-month period ended September 30, 2013.

Distributable Income

Distributable income for the nine-month period ended September 30, 2013 was $88.0 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.8 million (approximately $2.1 million withheld from the March 2013, May 2013 and August 2013 cash distributions to unitholders partially offset by approximately $1.3 million used to pay Trust expenses during the period). Distributable income for the nine-month period ended September 30, 2012 was $39.3 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $1.4 million (approximately $2.3 million withheld from the May 2012 and August 2012 cash distributions to unitholders partially offset by approximately $0.9 million used to pay Trust expenses during the period).

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests for the quarter, over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions previously described. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at September 30, 2013 or December 31, 2012.

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

2013 Trust Distributions to Unitholders. During the nine months ended September 30, 2013, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2013
First Quarter	September 1, 2012 — November 30, 2012	January 31, 2013	March 1, 2013	$26.5
Second Quarter	December 1, 2012 — February 28, 2013	April 25, 2013	May 30, 2013	$27.8
Third Quarter	March 1, 2013 — May 31, 2013	July 25, 2013	August 29, 2013	$34.0

Future Trust Distributions to Unitholders. On October 24, 2013, the Trust declared a cash distribution of $0.536 per common unit and $0.514 per subordinated unit covering production for the three-month period from June 1, 2013 to August 31, 2013 for record unitholders as of November 14, 2013. The distribution will be paid on or about November 29, 2013 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$28,373
Derivative settlements, net	437
Total revenues	28,810
Expenses
Post-production expenses	939
Production taxes	688
Cash reserves withheld by Trustee(1)	806
Total expenses	2,433
Distributable income available to unitholders	$26,377
Distributable income per common unit (37,293,750 units issued and outstanding)	$0.536
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.514

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, certain benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement effective April 1, 2012. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. Concurrent with the execution of the derivatives agreement and again in March 2013, SandRidge novated certain additional portions of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparties, and is required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon New York Mercantile Exchange prices. The contracts underlying the derivatives agreement cover a portion of the anticipated future sales volumes of oil production from the Initial Wells as well as a portion of the anticipated future oil production from the Trust Development Wells through December 31, 2014. Except in limited circumstances involving the novation of an existing hedge, the Trust does not have the ability to enter into additional hedges. See Note 5 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil derivative contracts. The Trust received net settlement proceeds of approximately $9.4 million and $2.5 million related to the derivatives agreement and the Trust’s derivative contracts with counterparties during the nine-month periods ended September 30, 2013 and 2012, respectively.

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

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1. Legal Proceedings

The Trust has been named as an additional defendant in a putative class action against SandRidge Energy, Inc. (“SandRidge”) and others as described below.

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

On July 23, 2013 the lead plaintiff filed a consolidated amended complaint, in which the Trust was named as an additional defendant.  The Consolidated Amended Complaint asserts a variety of federal securities claims against the Trust and SandRidge and certain of its current and former officers and directors, among other defendants, on behalf of a putative class of (a) purchasers of SandRidge common stock during the period from February 24, 2011 to November 8, 2012, (b) purchasers of common units of SandRidge Mississippian Trust I in or traceable to its initial public offering on or about April 12, 2011, and (c) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 23, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust with respect to certain of the allegations, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves, SandRidge’s capital expenditures, and certain transactions entered into by companies allegedly affiliated with SandRidge’s former CEO Tom Ward.  The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. The complaint was corrected by way of a Corrected Consolidated Amended Complaint filed on July 30, 2013.

On October 7, 2013, the Trust and SandRidge each filed a Motion to Dismiss the claims asserted against the Trust in the Corrected Consolidated Amended Complaint.

Regardless of the outcome of the litigation, the Trust will incur expenses in defending the litigation, and the expenses may increase the Trust’s administrative expenses significantly.  However, the Trust is entitled to contractual indemnification covering reasonable costs of investigation and attorney’s fees and expenses that the Trust believes will be applicable. The Trust will estimate and provide for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation.  The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Except as described in Item 1, Legal Proceedings, in this Form 10-Q, no material change to such risk factors has occurred during the nine-month period ended September 30, 2013.

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

Date: November 8, 2013

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