Form 10-Q
period 2014-03-31
SandRidge Mississippian Trust II
filed 2014-05-09
CIK 1538267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 2, 2014, 37,293,750 Common Units and 12,431,250 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II

FORM 10-Q

Quarter Ended March 31, 2014

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, information regarding target distributions and statements regarding the number of development wells to be completed in future periods, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,597	$2,236

Investment in royalty interests	467,146	467,146
Less: accumulated amortization	(81,295)	(72,816)
Net investment in royalty interests	385,851	394,330

Total assets	$388,448	$396,566

TRUST CORPUS

Trust corpus, 37,293,750 common units and 12,431,250 subordinated units issued and outstanding at March 31, 2014 and December 31, 2013	$388,448	$396,566

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues
Royalty income	$24,905	$24,843
Derivative settlements, net	1,297	4,154

Total revenues	26,202	28,997
Expenses
Post-production expenses	843	989
Property taxes	—	250
Production taxes	398	385
Trust administrative expenses	447	604
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	51	(57)
Total expenses	1,739	2,171

Distributable income available to unitholders	$24,463	$26,826

Distributable income per common unit (37,293,750 units issued and outstanding)	$0.568	$0.539
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.264	$0.539

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Trust corpus, beginning of period	$396,566	$438,011
Amortization of investment in royalty interests	(8,479)	(9,317)
Net cash reserves withheld (used)	51	(57)
Distributable income	24,463	26,826
Distributions paid or payable to unitholders	(24,153)	(26,482)

Trust corpus, end of period	$388,448	$428,981

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization of Trust

SandRidge Mississippian Trust II (the “Trust”) is a statutory trust formed on December 13, 2011 under the Delaware Statutory Trust Act pursuant to a trust agreement, as amended and restated, by and among SandRidge Energy, Inc. (“SandRidge”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust common units and 12,431,250 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At March 31, 2014, SandRidge owned 6,243,750 Trust common units and 12,431,250 Trust subordinated units.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas liquids (“NGL”) and natural gas production attributable to SandRidge’s net revenue interest in 54 wells producing at December 31, 2011 and 13 additional wells awaiting completion at that time (together, the “Initial Wells”), and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, NGL and natural gas production attributable to SandRidge’s net revenue interest in 206 horizontal oil and natural gas development wells to be drilled (the “Trust Development Wells”) within an area of mutual interest (“AMI”) beginning January 1, 2012, the effective date of the conveyance.

As specified in the development agreement executed by the Trust with SandRidge (see Note 4), SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion with a perforated length between 3,500 feet and 4,500 feet within the Mississippian formation and SandRidge’s net revenue interest in the well is equal to 47.4%. SandRidge receives proportional credit for Trust Development Wells if the perforated length is less than 3,500 feet or greater than 4,500 feet, or if SandRidge’s net revenue interest is less than or greater than 47.4%. Accordingly, the actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest and the perforated length of each well. At March 31, 2014, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 163 additional wells (equivalent to approximately 192 Trust Development Wells under the development agreement as described in Note 4) that were drilled and perforated for completion between December 31, 2011 and March 31, 2014, and (c) the equivalent of approximately 14 Trust Development Wells to be drilled within the AMI.

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

Distributable Income Per Common and Subordinated Unit. The Trust calculates distributable income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying unaudited statements of distributable income have been allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the periods presented had been distributed. Distributable income per common and subordinated unit in the accompanying unaudited statements of distributable income differ. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statement of distributable income may differ from declared distribution amounts per unit due to the timing of the Trust’s receipt or payment of settlements on the novated derivative contracts. See discussion of the Trust’s derivative contracts at Note 4.

Interim Financial Statements. The accompanying unaudited financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2013 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2013 has been derived from audited financial statements. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the 2013 Form 10-K.

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property taxes and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in May 2014. A summary of the Trust’s distributions to unitholders during the three-month period ended March 31, 2014 and the year ended December 31, 2013 is as follows:

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2014
First Quarter	September 1, 2013 – November 30, 2013	January 30, 2014	February 28, 2014	$24.2	$0.568	$0.239

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2013
First Quarter	September 1, 2012 – November 30, 2012	January 31, 2013	March 1, 2013	$26.5	$0.533	$0.533
Second Quarter	December 1, 2012 – February 28, 2013	April 25, 2013	May 30, 2013	$27.8	$0.558	$0.558
Third Quarter	March 1, 2013 – May 31, 2013	July 25, 2013	August 29, 2013	$34.0	$0.683	$0.683
Fourth Quarter	June 1, 2013 – August 31, 2013	October 24, 2013	November 29, 2013	$26.4	$0.536	$0.514

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in January 2018. The Trustee’s administrative fees paid during each of the three-month periods ended March 31, 2014 and 2013, totaled approximately $38,000.

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

Development Agreement. The Trust is party to a development agreement with SandRidge that obligates SandRidge to drill, or cause to be drilled, the Trust Development Wells by December 31, 2016. Additionally, SandRidge agreed not to drill and complete, or allow another person within its control to drill and complete, any other well in the AMI other than the Trust Development Wells until SandRidge has fulfilled its drilling obligation.

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $269.1 million, subject to adjustment as described below. Subsequent to the drilling of 103 Trust Development Wells, the total amount that may be recovered has been reduced proportionately as each of the remaining Trust Development Wells has been drilled. If SandRidge does not fulfill its drilling obligation by December 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. As of March 31, 2014, SandRidge had drilled and perforated for completion approximately 192 equivalent Trust Development Wells and, accordingly, the maximum amount potentially recoverable under the Drilling Support Lien had been reduced to approximately $36.7 million.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three-month periods ended March 31, 2014 and 2013, the Trust paid administrative fees to SandRidge equal to $75,000 and $150,000, respectively.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Derivatives Agreement. The Trust is party to a derivatives agreement with SandRidge that provides the Trust with the economic effect of certain derivative contracts previously entered into by SandRidge with third parties. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. Substantially concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparties, and is required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The Trust’s derivative contracts consist of fixed price swaps. SandRidge novated certain additional portions of the derivative contracts underlying the derivatives agreement to the Trust effective April 1, 2013, under which the Trust receives a fixed price and pays a floating price over specified periods for contracted volumes.

The following tables present, as of March 31, 2014, the notional amount and weighted average fixed price of the open contracts underlying the derivatives agreement and the contracts that have been novated to the Trust. The combined volume in the tables below reflects the total volume of oil derivative contracts for the Trust.

Oil Contracts Underlying the Derivatives Agreement

	Notional (MBbl)	Weighted Avg. Fixed Price
April 2014 — December 2014	422	$99.00

Oil Contracts Underlying the Derivatives Agreement and Novated to the Trust

	Notional (MBbl)	Weighted Avg. Fixed Price
April 2014 — December 2014	254	$99.00

During April 2014, the Trust, in accordance with the derivatives agreement, amended certain of its open contracts to better align the terms of its derivative contracts with the timing of expected future production. The amended contracts are for a total volume of approximately 274 MBbls during calendar 2015 at a weighted average fixed price of $90.30 per barrel compared to a total volume of approximately 211 MBbls for the period from April 2014 to December 2014 at a weighted average fixed price of $99.00 in the original contract. The Trust did not pay any amount in conjunction with the amendments.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at March 31, 2014 or December 31, 2013.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Trust’s derivative arrangements serve to mitigate a portion of the effect of this price volatility through December 31, 2014. See Note 4 for a discussion of the Trust’s open oil commodity derivative contracts.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly.  However, the Trust is entitled to contractual indemnification covering reasonable costs of investigation and attorney’s fees and expenses that the Trust believes will be applicable. The Trust will estimate and provide for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation.  The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

6. Subsequent Events

Distribution to Unitholders. On April 24, 2014, the Trust declared a cash distribution of $0.559 per common unit covering production for the three-month period from December 1, 2013 to February 28, 2014 for record holders as of May 15, 2014. The distribution will be paid on or about May 30, 2014. Distributable income for December 1, 2013 to February 28, 2014 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$21,691
Derivative settlements, net	721
Total revenues	22,412
Expenses
Post-production expenses	725
Production taxes	236
Cash reserves withheld by Trustee(1)	602
Total expenses	1,563
Distributable income available to unitholders	$20,849
Distributable income per common unit (37,293,750 units issued and outstanding)	$0.559
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.000

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(1)               Includes amounts withheld for payment of future Trust administrative expenses.

Because income available for distribution on the Trust common units was $0.559 per unit, which was below the Subordination Threshold of $0.576 for the period, no distribution will be paid to subordinated units for the period.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2013 Form 10-K.

Overview

The Trust is a statutory trust created on December 13, 2011 under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the Trust’s derivative contracts (described in Note 4 to the unaudited financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the Trust’s derivative contracts. The Trust is treated as a partnership for federal income tax purposes.

Properties. As of March 31, 2014, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 163 additional wells (equivalent to approximately 192 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between December 31, 2011 and March 31, 2014, and (c) the equivalent of approximately 14 Trust Development Wells to be drilled within an AMI consisting of approximately 53,500 gross acres (42,200 net acres) in northern Oklahoma and southern Kansas.

SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells on or before December 31, 2016. SandRidge is not permitted to drill and complete any well within the AMI for its own account until it has satisfied the drilling obligation to the Trust. SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. Subsequent to the drilling of 103 Trust Development Wells, the total amount that may be recovered has been reduced proportionately as each of the remaining Trust Development Wells has been drilled. At March 31, 2014, the amount potentially recoverable under the lien was approximately $36.7 million.

The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs related to the Underlying Properties. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled as of March 31, 2014 and December 31, 2013.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
March 31, 2014	67	192	14	273
December 31, 2013	67	184	22	273

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

The following table sets forth the approximate Subordination Threshold and Incentive Threshold for each remaining calendar quarter through the fourth quarter of 2017, as set out in the trust agreement.

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)

2014
First quarter (3)	$0.58	$0.86
Second quarter	0.60	0.89
Third quarter	0.60	0.90
Fourth quarter	0.58	0.87

2015
First quarter	0.63	0.95
Second quarter	0.64	0.97
Third quarter	0.64	0.96
Fourth quarter	0.64	0.96

2016
First quarter	0.67	1.00
Second quarter	0.64	0.96
Third quarter	0.58	0.87
Fourth quarter	0.54	0.81

2017
First quarter	0.51	0.77
Second quarter	0.48	0.73
Third quarter	0.46	0.69
Fourth quarter	0.44	0.66

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

(3)         A distribution of $0.559 per common unit was declared on April 24, 2014 and is expected to be paid on or about May 30, 2014. Because income available for distribution on the Trust common units was $0.559 per unit, which was below the Subordination Threshold of $0.576 for the period, no distribution will be paid to the subordinated units for the period.  See Note 6 to the financial statements contained in Item 1 of this report for further discussion.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from the Trust’s derivative counterparties. Information regarding the Trust’s production, pricing and costs for the three-month periods ended March 31, 2014 and 2013 is presented below.

	Three Months Ended March 31,
	2014(1)	2013(2)
Production Data
Oil (MBbls)(3)	212	228
Natural gas (MMcf)	1,665	1,758
Combined equivalent volumes (MBoe)	490	521
Average daily combined equivalent volumes (MBoe/d)	5.4	5.7

Well Data
Initial and Trust Development Wells producing - average	229	149

Revenues (in thousands)
Royalty income	$24,905	$24,843
Derivative settlements	1,297	4,154
Total revenue	$26,202	$28,997

Expenses (in thousands)
Post-production expenses	$843	$989
Property taxes	—	250
Production taxes	398	385
Trust administrative expenses	447	604
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	51	(57)
Total expenses	$1,739	$2,171
Distributable income available to unitholders	$24,463	$26,826

Average Prices
Oil (per Bbl)(3)	$88.61	$84.45
Natural gas (per Mcf)	$3.66	$3.20
Combined equivalent (per Boe)	$50.85	$47.73

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(3)(4)	$93.29	$101.20
Natural gas (per Mcf)	$3.16	$2.64
Combined equivalent (per Boe)	$51.16	$53.15

Expenses (per Boe)
Post-production	$1.72	$1.90
Production taxes	$0.81	$0.74

(1)         Production volumes and related revenues and expenses for the three-month period ended March 31, 2014 (included in SandRidge’s February 2014 net revenue distribution to the Trust) represent oil and natural gas production from September 1, 2013 to November 30, 2013.

(2)         Production volumes and related revenues and expenses for the three-month period ended March 31, 2013 (included in SandRidge’s March 2013 net revenue distribution to the Trust) represent oil and natural gas production from September 1, 2012 to November 30, 2012.

(3)         Includes NGLs, which comprised approximately 7% and 1%, respectively, of total production in the three-month periods ended March 31, 2014 and 2013.

(4)         Includes impact of derivative settlements attributable to production from September 1, 2013 to November 30, 2013 for the three-month period ended March 31, 2014. Includes impact of derivative settlements attributable to production from September 1, 2012 to November 30, 2012 for the three-month periods ended March 31, 2013.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues

Royalty Income. Royalty income received during the three-month period ended March 31, 2014  totaled $24.9 million compared to $24.8 million received during the three-month period ended March 31, 2013. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The increase in royalty income was primarily attributable to an increase in the prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses, to $88.61 per Bbl of oil and $3.66 per Mcf of natural gas during the three-month period ended March 31, 2014   from $84.45 per Bbl of oil and $3.20 of Mcf during the three-month period ended March 31, 2013. The increases in the average prices received for oil and natural gas production were offset by a decrease in total production related to natural declines in production from the Initial Wells and older Trust Development Wells. Royalty income received during the three-month period ended March 31, 2014 was based upon production attributable to the Royalty Interests of 212 MBbls of oil and 1,665 MMcf of natural gas, or 490 MBoe of combined production, for the period from September 1, 2013 to November 30, 2013. Royalty income received during the three-month period ended March 31, 2013 was based upon production attributable to the Royalty Interests of 228 MBbls of oil and 1,758 MMcf of natural gas, or 521 MBoe of combined production, for the period from September 1, 2012 to November 30, 2012.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015, including the effects of amendments executed in May 2014, by the use of oil fixed price swaps. Net cash settlements received related to the Trust’s derivatives during the three-month period ended March 31, 2014  were approximately $1.3 million, and included (i) approximately $0.6 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2013 to November 30, 2013, (ii) approximately $0.5 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2013 to November 30, 2013 and (iii) approximately $0.2 million received from the counterparty to the novated contracts for December 2013 production. Total net derivative settlements received by the Trust for production from September 1, 2013 to November 30, 2013 were $1.0 million, including the impact of $0.1 million paid in November 2013 to the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $4.68 per Bbl to $93.29 per Bbl. Derivative settlements received during the three-month period ended March 31, 2014  related to December 2013 production will be included in the Trust’s May 2014 quarterly distribution. Net cash settlements received related to the Trust’s derivatives during the three-month period ended March 31, 2013 were approximately $4.2 million, and included (i) approximately $1.3 million received related the conveyed contracts for production from September 1, 2012 to November 30, 2012, (ii) approximately $1.9 million received from the counterparty to the novated contracts related to production from October 1, 2012 to November 30, 2012 and (iii) approximately $1.0 million received from the counterparty to the novated contracts for December 2012 production. Total net derivative settlements received by the Trust for production from September 1, 2012 to November 30, 2012 were $3.8 million, including $0.6 million received from the counterparty to the novated contracts for September 2012 production, which effectively increased the average price received for oil production for the related period by $16.75 per Bbl to $101.20 per Bbl.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three-month period ended March 31, 2014 totaled approximately $0.8 million compared to approximately $1.0 million for the three-month period ended March 31, 2013.

Property Taxes. The Trust paid approximately $0.3 million of its $0.6 million 2012 property tax assessment during the three-month period ended March 31, 2013. The Trust did not pay any property taxes during the three-month period ended March 31, 2014. Estimated total property taxes for the 2013 assessment period totaled approximately $0.7 million, $0.3 million of which was paid during the three-month period ended December 31, 2013. The remaining 2013 property tax liability of $0.4 million will be paid during the three-month period ended June 30, 2014.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2014 totaled approximately $0.4 million, or $0.81 per Boe, and were approximately 1.6% of royalty income. Production taxes for the three-month period ended March 31, 2013 totaled approximately $0.4 million, or $0.74 per Boe, and were approximately 1.5% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended March 31, 2014  totaled approximately $0.4 million compared to approximately $0.6 million for the three-month period ended March 31, 2013.

Distributable Income

Distributable income for the three-month period ended March 31, 2014  was $24.2 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $51,000 (approximately $498,000 withheld from the February 2014 cash distribution to unitholders partially offset by approximately $447,000 used to pay Trust expenses during the period). Distributable income for the three-month period ended March 31, 2013 was $26.8 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $57,000 (approximately $854,000 used to pay Trust expenses during the period partially offset by approximately $797,000 withheld from the March 2013 cash distribution to unitholders).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the three-month period ended March 31, 2014 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the February 2014 distribution was below the Subordination Threshold, reduced distributions were paid to the subordinated units for that period. As a result of the subordination provisions, holders of common units received approximately $3.1 million more in distributions for the three-month period ended March 31, 2014 than such holders would have received had the subordination provisions not existed.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and the Trust’s derivative contracts, and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements contained in Part I, Item I of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge, payment of amounts owed under the Trust’s derivatives contracts, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. Under the conveyances granting the Royalty Interests, the Trust does not have any capital requirements related to drilling wells or any other operating and capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at March 31, 2014 or December 31, 2013.

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

2014 Trust Distributions to Unitholders. On January 30, 2014, the Trust declared a cash distribution of $0.568 per common unit and $0.239 per subordinated unit covering production for the three-month period from September 1, 2013 to November 30, 2013 for record unitholders as of February 14, 2014. The distribution, totaling $24.2 million, was made on February 28, 2014.

Future Trust Distributions to Unitholders. On April 24, 2014, the Trust declared a cash distribution of $0.559 per common unit covering production for the three-month period from December 1, 2013 to February 28, 2014 for record unitholders as of May 15, 2014. The distribution will be paid on or about May 30, 2014 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$21,691
Derivative settlements, net	721
Total revenues	22,412
Expenses
Post-production expenses	725
Production taxes	236
Cash reserves withheld by Trustee(1)	602
Total expenses	1,563
Distributable income available to unitholders	$20,849
Distributable income per common unit (37,293,750 units issued and outstanding)	$0.559
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.000

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. Concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparties, and is required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon New York Mercantile Exchange prices. The contracts underlying the derivatives agreement may not cover all of the future sales volumes of oil production from the Initial Wells as well as a portion of the anticipated future oil production from the Trust Development Wells through December 31, 2015. Except in limited circumstances involving the novation of an existing hedge, the Trust does not have the ability to enter into additional hedges. See Note 4 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil derivative contracts. The Trust received net settlement proceeds of approximately $1.3 million and $4.2 million related to the derivatives agreement and the Trust’s derivative contracts with counterparties during the three-month periods ended March 31, 2014 and 2013, respectively.

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of oil and natural gas production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil and natural gas production. The derivative contracts described above are intended to mitigate a portion of the variability of oil prices received for the Trust’s share of production from the Underlying Properties through December 31, 2015.

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

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly.  However, the Trust is entitled to contractual indemnification covering reasonable costs of investigation and attorney’s fees and expenses that the Trust believes will be applicable. The Trust will estimate and provide for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation.  The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors has occurred during the three-month period ended March 31, 2014.

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

Date: May 9, 2014

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