Form 10-Q
period 2014-06-30
SandRidge Mississippian Trust II
filed 2014-08-08
CIK 1538267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 1, 2014, 37,293,750 Common Units and 12,431,250 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II

FORM 10-Q

Quarter Ended June 30, 2014

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,104	$2,236

Investment in royalty interests	467,146	467,146
Less: accumulated amortization	(89,530)	(72,816)
Net investment in royalty interests	377,616	394,330

Total assets	$379,720	$396,566

TRUST CORPUS

Trust corpus, 37,293,750 common units and 12,431,250 subordinated units issued and outstanding at June 30, 2014 and December 31, 2013	$379,720	$396,566

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF DISTRIBUTABLE INCOME

 (In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues
Royalty income	$21,691	$26,692	$46,596	$51,535
Derivative settlements, net	454	2,430	1,752	6,584

Total revenues	22,145	29,122	48,348	58,119
Expenses
Post-production expenses	725	929	1,568	1,918
Property taxes	369	—	369	250
Production taxes	236	391	634	776
Trust administrative expenses	460	182	908	786
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	(227)	408	(176)	351
Total expenses	1,563	1,910	3,303	4,081

Distributable income available to unitholders	20,582	27,212	45,045	54,038

Distributable income per common unit (37,293,750 units issued and outstanding)	$0.552	$0.547	$1.120	$1.087
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.000	$0.547	$0.264	$1.087

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF CHANGES IN TRUST CORPUS

 (In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Trust corpus, beginning of period	$396,566	$438,011
Amortization of investment in royalty interests	(16,714)	(20,897)
Net cash reserves (used) withheld	(176)	351
Distributable income	45,045	54,038
Distributions paid or payable to unitholders	(45,001)	(54,228)

Trust corpus, end of period	$379,720	$417,275

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust common units and 12,431,250 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At June 30, 2014, SandRidge owned 6,243,750 Trust common units and 12,431,250 Trust subordinated units, or approximately 37.6% of all Trust units.

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

As specified in the development agreement executed by the Trust with SandRidge (see Note 4), SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion with a perforated length between 3,500 feet and 4,500 feet within the Mississippian formation and SandRidge’s net revenue interest in the well is equal to 47.4%. SandRidge receives proportional credit for Trust Development Wells if the perforated length is less than 3,500 feet or greater than 4,500 feet, or if SandRidge’s net revenue interest is less than or greater than 47.4%. Accordingly, the actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest and the perforated length of each well. At June 30, 2014, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 166 additional wells (equivalent to approximately 197 Trust Development Wells under the development agreement as described in Note 4) that were drilled and perforated for completion between December 31, 2011 and June 30, 2014, and (c) the equivalent of approximately 9 Trust Development Wells to be drilled within the AMI.

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

The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions. The subordinated units, all of which are held by SandRidge, constitute 25% of the Trust units issued and outstanding. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). On the day following the end of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions in respect of subsequent periods will terminate. Distributions made to common units in respect of subsequent periods will no longer have the benefit of the Subordination Threshold or be subject to the Incentive Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property taxes and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in August 2014. A summary of the Trust’s distributions to unitholders during the six-month period ended June 30, 2014 and the year ended December 31, 2013 is as follows:

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2014
First Quarter	September 1, 2013 – November 30, 2013	January 30, 2014	February 28, 2014	$24.2	$0.568	$0.239
Second Quarter	December 1, 2013 – February 28, 2014	April 24, 2014	May 30, 2014	$20.8	$0.559	$0.000

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

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in January 2018. The Trustee’s administrative fees paid during each of the three-month periods ended June 30, 2014 and 2013, totaled approximately $38,000. The Trustee’s administrative fees paid during each of the six-month periods ended June 30, 2014 and 2013, totaled approximately $75,000.

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

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $269.1 million, subject to adjustment as described below. Subsequent to the drilling of 103 Trust Development Wells, the total amount that may be recovered has been reduced proportionately as each of the remaining Trust Development Wells has been drilled. If SandRidge does not fulfill its drilling obligation by December 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. As of June 30, 2014, SandRidge had drilled and perforated for completion approximately 197 equivalent Trust Development Wells and, accordingly, the maximum amount potentially recoverable under the Drilling Support Lien had been reduced to approximately $23.1 million.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three-month period ended June 30, 2014, the Trust paid administrative fees to SandRidge equal to $150,000. There were no amounts paid to SandRidge for administrative fees during the three-month period ended June 30, 2013. During the six-month periods ended June 30, 2014 and 2013, the Trust paid administrative fees to SandRidge equal to $225,000 and $150,000, respectively.

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

The following tables present, as of June 30, 2014, the notional amount and weighted average fixed price of the open contracts underlying the derivatives agreement and the contracts that have been novated to the Trust. The combined volume in the tables below reflects the total volume of oil derivative contracts for the Trust.

Oil Contracts Underlying the Derivatives Agreement

	Notional (MBbl)	Weighted Avg. Fixed Price
July 2014 — December 2014	142	$99.00
January 2015 — December 2015	274	$90.30

Oil Contracts Underlying the Derivatives Agreement and Novated to the Trust

	Notional (MBbl)	Weighted Avg. Fixed Price
July 2014 — December 2014	170	$99.00

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at June 30, 2014 or December 31, 2013.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

fluctuations in the future. The Trust’s derivative arrangements serve to mitigate a portion of the effect of this price volatility through December 31, 2015. See Note 4 for a discussion of the Trust’s open oil commodity derivative contracts.

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

6. Subsequent Events

Distribution to Unitholders. On July 31, 2014, the Trust declared a cash distribution of $0.486 per common unit covering production for the three-month period from March 1, 2014  to May 31, 2014 for record holders as of August 14, 2014. The distribution will be paid on or about August 29, 2014. Distributable income for March 1, 2014  to May 31, 2014 was calculated as follows (in thousands, except for unit and per unit amounts):

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Revenues
Royalty income	$20,076
Derivative settlements, net	(418)
Total revenues	19,658
Expenses
Post-production expenses	722
Production taxes	319
Cash reserves withheld by Trustee(1)	475
Total expenses	1,516
Distributable income available to unitholders	$18,142
Distributable income per common unit (37,293,750 units issued and outstanding)	$0.486
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.000

(1)               Includes amounts withheld for payment of future Trust administrative expenses.

Because income available for distribution on the Trust common units was $0.486 per unit, which was below the Subordination Threshold of $0.592 for the period, no distribution will be paid to subordinated units for the period.

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

Properties. As of June 30, 2014, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 166 additional wells (equivalent to approximately 197 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between December 31, 2011 and June 30, 2014, and (c) the equivalent of approximately 9 Trust Development Wells to be drilled within an AMI consisting of approximately 51,900 gross acres (40,800 net acres) in northern Oklahoma and southern Kansas.

SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells on or before December 31, 2016. SandRidge is not permitted to drill and complete any well within the AMI for its own account until it has satisfied the drilling obligation to the Trust. SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. Subsequent to the drilling of 103 Trust Development Wells, the total amount that may be recovered has been reduced proportionately as each of the remaining Trust Development Wells has been drilled. At June 30, 2014, the amount potentially recoverable under the lien was approximately $23.1 million.

The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs related to the Underlying Properties. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled as of June 30, 2014 and December 31, 2013.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
June 30, 2014	67	197	9	273
December 31, 2013	67	184	22	273

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

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)

2014
Second quarter (3)	$0.60	$0.89
Third quarter	0.60	0.90
Fourth quarter	0.58	0.87

2015
First quarter	0.63	0.95
Second quarter	0.64	0.97
Third quarter	0.64	0.96
Fourth quarter	0.64	0.96

2016
First quarter	0.67	1.00
Second quarter	0.64	0.96
Third quarter	0.58	0.87
Fourth quarter	0.54	0.81
2017
First quarter	0.51	0.77
Second quarter	0.48	0.73
Third quarter	0.46	0.69
Fourth quarter	0.44	0.66

(1)         Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.

(2)         The subordination period will terminate and the subordinated units will automatically convert into common units on a one-for-one basis after the fourth full calendar quarter following SandRidge’s completion of its drilling obligation, at which point the units will no longer be subject to the Subordination Threshold or have the benefit of the Incentive Threshold. Amounts have been rounded to two decimal places and are presented as set forth in the trust agreement. Actual distributions are declared and paid based upon a calculation carried out to three decimal places.

(3)         A distribution of $0.486 per common unit was declared on July 31, 2014 and is expected to be paid on or about August 29, 2014. Because income available for distribution on the Trust common units was $0.486 per unit, which was below the Subordination Threshold of $0.592 for the period, no distribution will be paid to the subordinated units for the period.  See Note 6 to the financial statements contained in Item 1 of this report for further discussion.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from the Trust’s derivative counterparties. Information regarding the Trust’s production, pricing and costs for the three and six-month periods ended June 30, 2014 and 2013 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014(1)	2013(2)	2014(3)	2013(4)
Production Data
Oil (MBbls)(5)	174	235	386	462
Natural gas (MMcf)	1,500	1,702	3,165	3,460
Combined equivalent volumes (MBoe)	424	518	913	1,039
Average daily combined equivalent volumes (MBoe/d)	4.7	5.8	5.0	5.7

Well Data
Initial and Trust Development Wells producing - average	231	176	230	163

Revenues (in thousands)
Royalty income	$21,691	$26,692	$46,596	$51,535
Derivative settlements	454	2,430	1,752	6,584
Total revenue	$22,145	$29,122	$48,348	$58,119

Expenses (in thousands)
Post-production expenses	$725	$929	$1,568	$1,918
Property taxes	369	—	369	250
Production taxes	236	391	634	776
Trust administrative expenses	460	182	908	786
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	(227)	408	(176)	351
Total expenses	$1,563	$1,910	$3,303	$4,081
Distributable income available to unitholders	$20,582	$27,212	$45,045	$54,038

Average Prices
Oil (per Bbl)(5)	$84.87	$86.76	$86.93	$85.62
Natural gas (per Mcf)	$4.64	$3.73	$4.12	$3.46
Combined equivalent (per Boe)	$51.20	$51.51	$51.01	$49.62

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)(6)	$89.02	$99.46	$91.37	$100.32
Natural gas (per Mcf)	$4.15	$3.18	$3.63	$2.91
Combined equivalent (per Boe)	$51.19	$55.47	$51.17	$54.31

Expenses (per Boe)
Post-production	$1.71	$1.79	$1.72	$1.85
Production taxes	$0.56	$0.76	$0.69	$0.75

(1)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2014 (included in SandRidge’s May 2014 net revenue distribution to the Trust) represent oil and natural gas production from December 1, 2013 to February 28, 2014.

(2)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2013 (included in SandRidge’s May 2013 net revenue distribution to the Trust) represent oil and natural gas production from December 1, 2012 to February 28, 2013.

(3)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2014 (included in SandRidge’s February 2014 and May 2014 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2013 to February 28, 2014.

(4)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2013 (included in SandRidge’s March 2013 and May 2013 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2012 to February 28, 2013.

(5)         Includes NGLs, which comprised approximately 7%, 2%, respectively, of total production in the three-month periods ended June 30, 2014 and 2013 and approximately, 7% and 2%, respectively, of total production in the six-month periods ended June 30, 2014 and 2013.

(6)         Includes impact of derivative settlements attributable to production from December 1, 2013 to February 28, 2014 for the three-month period ended June 30, 2014 and from December 1, 2012 to February 28, 2013 for the three-month period ended June 30, 2013. Includes impact of derivative settlements attributable to production from September 1, 2013 to February 28, 2014 for the six-month period ended June 30, 2014 and from September 1, 2012 to February 28, 2013 for the six-month period ended June 30, 2013.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues

Royalty Income. Royalty income received during the three-month period ended June 30, 2014  totaled $21.7 million compared to $26.7 million received during the three-month period ended June 30, 2013. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The decrease in royalty income was primarily attributable to  the decrease in total production resulting from natural declines in production from the Initial Wells and Trust Development Wells. Royalty income received during the three-month period ended June 30, 2014 was based upon production attributable to the Royalty Interests of 174 MBbls of oil and 1,500 MMcf of natural gas, or 424 MBoe of combined production, for the period from December 1, 2013 to February 28, 2014. Royalty income received during the three-month period ended June 30, 2013 was based upon production attributable to the Royalty Interests of 235 MBbls of oil and 1,702 MMcf of natural gas, or 518 MBoe of combined production, for the period from December 1, 2012 to February 28, 2013.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015, including the effects of amendments executed in May 2014, by the use of oil fixed price swaps. Net cash settlements received related to the Trust’s derivatives during the three-month period ended June 30, 2014 were approximately $454,000, and included (i) approximately $419,000 received related to the conveyed contracts for production attributable to the Royalty Interests from December 1, 2013 to February 28, 2014, (ii) approximately $83,000 received from the counterparty to the novated contracts for production attributable to the Royalty Interests from January 1, 2014 to February 28, 2014 and (iii) approximately $48,000 paid to the counterparty to the novated contracts for March 2014 production. Total net derivative settlements received by the Trust for production from December 1, 2013 to February 28, 2014 were $721,000, including the impact of $219,000 received in February 2014 from the counterparty to the novated contracts for December 2013 production, which effectively increased the average price received for oil production for the related period by $4.15 per Bbl to $89.02 per Bbl. Derivative settlements received during the three-month period ended June 30, 2014  related to March 2014 production will be included in the Trust’s August 2014 quarterly distribution. Net cash settlements received related to the Trust’s derivatives during the three-month period ended June 30, 2013 were approximately $2.4 million, and included (i) approximately $1.4 million received related to the conveyed contracts for production attributable to the Royalty Interests from December 1, 2012 to February 28, 2013, (ii) approximately $0.6 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from January 1, 2013 to February 28, 2013 and (iii) approximately $0.4 million received from the counterparty to the novated contracts for March 2013 production. Total net derivative settlements received by the Trust for production from December 1, 2012 to February 28, 2013 were $3.0 million, including $1.0 million received from the counterparty to the novated contracts for December 2012 production, which effectively increased the average price received for oil production for the related period by $12.70 per Bbl to $99.46 per Bbl.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three-month period ended June 30, 2014 totaled approximately $0.7 million compared to approximately $0.9 million for the three-month period ended June 30, 2013.

Property Taxes. The Trust paid approximately $0.4 million of its $0.7 million 2013 property tax assessment during the three-month period ended June 30, 2014. The other $0.3 million was paid during the three-month period ended December 31, 2013. The Trust did not pay any property taxes during the three-month period ended June 30, 2013.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended June 30, 2014 totaled approximately $0.2 million, or $0.56 per Boe, and were approximately 1.1% of royalty income. Production taxes for the three-month period ended June 30, 2013 totaled approximately $0.4 million, or $0.76 per Boe, and were approximately 1.5% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended June 30, 2014  totaled approximately $0.5 million compared to approximately $0.2 million for the three-month period ended June 30, 2013. The increase in expense is attributable to the timing of administrative expense payments.

Distributable Income

Distributable income for the three-month period ended June 30, 2014  was $20.6 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.2 million (approximately $0.8 million used to pay Trust expenses during the period partially offset by approximately $0.6 million withheld from the May 2014 cash distribution to unitholders). Distributable income for the three-month period ended June 30, 2013 was $27.2 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.4 million (approximately $0.6 million withheld from the May 2013 cash distribution to unitholders partially offset by approximately $0.2 million used to pay Trust expenses during the period).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the three-month period ended June 30, 2014 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the May 2014 distribution was below the Subordination Threshold, no distributions were paid to the subordinated units for that period. As a result of the subordination provisions, holders of common units received approximately $5.2 million more in distributions for the three-month period ended June 30, 2014 than such holders would have received had the subordination provisions not existed. During the three-month period ended June 30, 2013 distributions per subordinated unit equaled distributions per common unit.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues

Royalty Income. Royalty income received during the six-month period ended June 30, 2014 totaled $46.6 million compared to $51.5 million received during the six-month period ended June 30, 2013. The decrease in royalty income was primarily attributable to the decrease in combined equivalent volumes produced resulting from natural declines in production from the Initial Wells and Trust Development Wells. The net revenue distributions from SandRidge received by the Trust during the six-month period ended June 30, 2014 included royalty income attributable to production for the six-month period from September 1, 2013 to February 28, 2014 of 386 MBbls of oil and 3,165 MMcf of natural gas, or 913 MBoe of combined production. The net revenue distribution from SandRidge received by the Trust during the six-month period ended June 30, 2013 included royalty income attributable to production for the six-month period from September 1, 2012 to February 28, 2013 of 462 MBbls of oil and 3,460 MMcf of natural gas, or 1,039 MBoe of combined production. The decrease in total production was slightly offset by increases in the average prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses. The average price received for oil increased to $86.93 per Bbl during the six-month period ended June 30, 2014 from $85.62 per Bbl during the same period in 2013, while the average price received for natural gas increased to $4.12 per Mcf during the six-month period ended June 30, 2014 from $3.46 per Mcf during the same period in 2013.

Derivative Settlements. Net cash settlements received related to the Trust’s derivatives during the six-month period ended June 30, 2014 were approximately $1.8 million, and included (i) approximately $1.0 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2013 to February 28, 2014, (ii) approximately $0.8 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2013 to February 28, 2014 and (iii) approximately $48,000 paid to the counterparty to the novated contracts for March 2014 production. Total net derivative settlements received by the Trust for production from September 1, 2013 to February 28, 2014 were $1.7 million, including the impact of $0.1 million paid in November 2013 to the counterparty to the novated contracts for September 2013 production, which effectively increased the average price received for oil production for the related period by $4.44 per Bbl to $91.37 per Bbl.  Net cash settlements received related to the Trust’s derivatives during the six-month period ended June 30, 2013 were approximately $6.6 million, and included (i) approximately $2.7 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2012 to February 28, 2013, (ii) approximately $3.5 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2012 to February 28, 2013 and (iii)

approximately $0.4 million received from the counterparty to the novated contracts for March 2013 production. Total net derivative settlements received by the Trust for production from September 1, 2012 to February 28, 2013 were $6.8 million, including $0.6 million received in November 2012 from the counterparty to the novated contracts for September 2013 production, which effectively increased the average price received for oil production for the related period by $14.70 per Bbl to $100.32 per Bbl.

Expenses

Post-Production Expenses. Post-production expenses for the six-month period ended June 30, 2014 totaled approximately $1.6 million compared to approximately $1.9 million for the six-month period ended June 30, 2013. Post-production costs decreased as a result of decreased total production.

Property Taxes. Property taxes paid during the six-month period ended June 30, 2014 totaled approximately $0.4 million compared to approximately $0.3 million for the six-month period ended June 30, 2013.

Production Taxes. Production taxes for the six-month period ended June 30, 2014 totaled approximately $0.6 million, or $0.69 per Boe, and were approximately 1.4% of royalty income. Production taxes for the six-month period ended June 30, 2013 totaled approximately $0.8 million, or $0.75 per Boe, and were approximately 1.5% of royalty income.

Trust Administrative Expenses. Trust administrative expenses for the six-month period ended June 30, 2014 totaled approximately $0.9 million compared to approximately $0.8 million for the six-month period ended June 30, 2013.

Distributable Income

Distributable income for the six-month period ended June 30, 2014 was $45.0 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.2 million (approximately $1.3 million used to pay Trust expenses during the period partially offset by approximately $1.1 million withheld from the March 2014 and May 2014 cash distributions to unitholders). Distributable income for the six-month period ended June 30, 2013 was $54.0 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.4 million (approximately $1.4 million withheld from the March 2013 and May 2013 cash distributions to unitholders partially offset by approximately $1.0 million used to pay Trust expenses during the period ).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the six-month period ended June 30, 2014 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the February 2014 and May 2014 distributions was below the Subordination Threshold, reduced distributions were paid to the subordinated units for that period. As a result of the subordination provisions, holders of common units received approximately $8.3 million more in distributions for the six-month period ended June 30, 2014 than such holders would have received had the subordination provisions not existed. During the six-month period ended June 30, 2013 distributions per subordinated unit equaled distributions per common unit.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and the Trust’s derivative contracts, and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements contained in Part I, Item I of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge, payment of amounts owed under the Trust’s derivatives contracts, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. The incentive distribution provisions will terminate concurrently with the subordination provisions. Under the conveyances granting the Royalty Interests, the Trust does not have any capital requirements related to drilling wells or any other operating and capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at June 30, 2014 or December 31, 2013.

Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. Additionally, the Trust receives payment directly from its counterparties to the contracts novated to the Trust by SandRidge and is required to pay any amounts owed under those contracts directly to the counterparties. Payments by the Trust to SandRidge or the counterparties to the novated contracts reduce, and could eliminate, distributions paid to unitholders.

2014 Trust Distributions to Unitholders. During the six months ended June 30, 2014, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2014
First Quarter	September 1, 2013 – November 30, 2013	January 30, 2014	February 28, 2014	$24.2
Second Quarter	December 1, 2013 – February 28, 2014	April 24, 2014	May 30, 2014	$20.8

Future Trust Distributions to Unitholders. During the three-month production period from March 1, 2014 to May 31, 2014, total sales volumes were lower than initial Trust estimates and lower than the previous period. This was primarily related to well performance. On July 31, 2014, the Trust declared a cash distribution of $0.486 per common unit covering production for the period for record unitholders as of August 14, 2014. The distribution will be paid on or about August 29, 2014 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$20,076
Derivative settlements, net	(418)
Total revenues	19,658
Expenses
Post-production expenses	722
Production taxes	319
Cash reserves withheld by Trustee(1)	475
Total expenses	1,516
Distributable income available to unitholders	$18,142
Distributable income per common unit (37,293,750 units issued and outstanding)	$0.486
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.000

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. Concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparties, and is required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon New York Mercantile Exchange prices. The contracts underlying the derivatives agreement may not cover all of the future sales volumes of oil production from the Initial Wells as well as a portion of the anticipated future oil production from the Trust Development Wells through December 31, 2015. Except in limited circumstances involving the novation of an existing hedge, the Trust does not have the ability to enter into additional hedges. See Note 4 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil derivative contracts. The Trust received net settlement proceeds of approximately $1.8 million and $6.6 million related to the derivatives agreement and the Trust’s derivative contracts with counterparties during the six-month periods ended June 30, 2014 and 2013, respectively.

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

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors has occurred during the six-month period ended June 30, 2014.

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

Date: August 8, 2014

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