Form 10-Q
period 2014-09-30
SandRidge Mississippian Trust II
filed 2014-11-07
CIK 1538267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 37,293,750 Common Units and 12,431,250 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II

FORM 10-Q

Quarter Ended September 30, 2014

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,234	$2,236

Investment in royalty interests	467,146	467,146
Less: accumulated amortization	(97,809)	(72,816)
Net investment in royalty interests	369,337	394,330

Total assets	$371,571	$396,566

TRUST CORPUS

Trust corpus, 37,293,750 common units and 12,431,250 subordinated units issued and outstanding at September 30, 2014 and December 31, 2013	$371,571	$396,566

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues
Royalty income	$20,076	$33,430	$66,672	$84,965
Derivative settlements, net	(542)	2,827	1,210	9,410

Total revenues	19,534	36,257	67,882	94,375

Expenses
Post-production expenses	722	1,060	2,290	2,978
Property taxes	—	—	369	250
Production taxes	319	560	953	1,336
Trust administrative expenses	239	310	1,147	1,096
Cash reserves withheld for current Trust expenses, net of amounts used	236	400	60	751
Total expenses	1,516	2,330	4,819	6,411

Distributable income available to unitholders	18,018	33,927	63,063	87,964

Distributable income per common unit (37,293,750 units issued and outstanding)	$0.483	$0.682	$1.603	$1.768
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.000	$0.682	$0.264	$1.768

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Trust corpus, beginning of period	$396,566	$438,011
Amortization of investment in royalty interests	(24,993)	(32,504)
Net cash reserves withheld	60	751
Distributable income	63,063	87,964
Distributions paid or payable to unitholders	(63,125)	(88,190)

Trust corpus, end of period	$371,571	$406,032

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization of Trust

SandRidge Mississippian Trust II (the “Trust”) is a statutory trust formed under the Delaware Statutory Trust Act pursuant to a trust agreement, as amended and restated, by and among SandRidge Energy, Inc. (“SandRidge”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust common units and 12,431,250 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At September 30, 2014, SandRidge owned 6,243,750 Trust common units and 12,431,250 Trust subordinated units, or approximately 37.6% of all Trust units.

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

As specified in the development agreement executed by the Trust with SandRidge (see Note 4), SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion with a perforated length between 3,500 feet and 4,500 feet within the Mississippian formation and SandRidge’s net revenue interest in the well is equal to 47.4%. SandRidge receives proportional credit for Trust Development Wells if the perforated length is less than 3,500 feet or greater than 4,500 feet, or if SandRidge’s net revenue interest is less than or greater than 47.4%. Accordingly, the actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest and the perforated length of each well. At September 30, 2014, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 166 additional wells (equivalent to approximately 197 Trust Development Wells under the development agreement as described in Note 4) that were drilled and perforated for completion between December 31, 2011 and September 30, 2014, and (c) the equivalent of approximately 9 Trust Development Wells to be drilled within the AMI.

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.

The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions. The subordinated units, all of which are held by SandRidge, constitute 25% of the Trust units issued and outstanding. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). On the day following the end of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions in respect of subsequent periods will terminate. Distributions made to common units in respect of subsequent periods will no longer have the benefit of the Subordination Threshold or be subject to the Incentive Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

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

Distributable Income Per Common and Subordinated Unit. The Trust calculates distributable income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying unaudited statements of distributable income have been allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the periods presented had been distributed. Distributable income per common and subordinated unit in the accompanying unaudited statements of distributable income differ. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to the timing of the Trust’s receipt or payment of settlements on the novated derivative contracts. See discussion of the Trust’s derivative contracts at Note 4. After the conversion of the Trust’s subordinated units to common units and payment of the distribution in respect of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, all unitholders will share on a pro rata basis in the Trust’s distributable income.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2014. A summary of the Trust’s distributions to unitholders during the nine-month period ended September 30, 2014 and the year ended December 31, 2013 is as follows:

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2014
First Quarter	September 1, 2013 – November 30, 2013	January 30, 2014	February 28, 2014	$24.2	$0.568	$0.239
Second Quarter	December 1, 2013 – February 28, 2014	April 24, 2014	May 30, 2014	$20.8	$0.559	$0.000
Third Quarter	March 1, 2014 – May 31, 2014	July 31, 2014	August 29, 2014	$18.1	$0.486	$0.000

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2013
First Quarter	September 1, 2012 – November 30, 2012	January 31, 2013	March 1, 2013	$26.5	$0.533	$0.533
Second Quarter	December 1, 2012 – February 28, 2013	April 25, 2013	May 30, 2013	$27.8	$0.558	$0.558
Third Quarter	March 1, 2013 – May 31, 2013	July 25, 2013	August 29, 2013	$34.0	$0.683	$0.683
Fourth Quarter	June 1, 2013 – August 31, 2013	October 24, 2013	November 29, 2013	$26.4	$0.536	$0.514

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in January 2018. The Trustee’s administrative fees paid during each of the three-month periods ended September 30, 2014 and 2013, totaled approximately $38,000. The Trustee’s administrative fees paid during each of the nine-month periods ended September 30, 2014 and 2013, totaled approximately $113,000.

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

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $269.1 million, subject to adjustment as described below. Subsequent to the drilling of 103 Trust Development Wells, the total amount that may be recovered has been reduced proportionately as each of the remaining Trust Development Wells has been drilled. If SandRidge does not fulfill its drilling obligation by December 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. As of September 30, 2014, SandRidge had drilled and perforated for completion approximately 197 equivalent Trust Development Wells and, accordingly, the maximum amount potentially recoverable under the Drilling Support Lien had been reduced to approximately $23.1 million.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During each of the three-month periods ended September 30, 2014 and 2013, the Trust paid administrative fees to SandRidge equal to $75,000. During the nine-month periods ended September 30, 2014 and 2013, the Trust paid administrative fees to SandRidge equal to $300,000 and $225,000, respectively.

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

The following tables present, as of September 30, 2014, the notional amount and weighted average fixed price of the open contracts underlying the derivatives agreement and the contracts that have been novated to the Trust. The combined volume in the tables below reflects the total volume of oil derivative contracts for the Trust.

Oil Contracts Underlying the Derivatives Agreement

	Notional (MBbl)	Weighted Avg. Fixed Price
October 2014 — December 2014	71	$99.00
January 2015 — December 2015	274	$90.30

Oil Contracts Underlying the Derivatives Agreement and Novated to the Trust

	Notional (MBbl)	Weighted Avg. Fixed Price
October 2014 — December 2014	85	$99.00

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at September 30, 2014 or December 31, 2013.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6. Subsequent Events

Distribution to Unitholders. On October 30, 2014, the Trust declared a cash distribution of $0.402 per common unit covering production for the three-month period from June 1, 2014 to August 31, 2014 for record holders as of November 14, 2014. The distribution will be paid on or about November 28, 2014. Distributable income for June 1, 2014 to August 31, 2014 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$16,503
Derivative settlements, net	(340)
Total revenues	16,163
Expenses
Post-production expenses	569
Production taxes	270
Cash reserves withheld by Trustee(1)	335
Total expenses	1,174
Distributable income available to unitholders	$14,989
Distributable income per common unit (37,293,750 units issued and outstanding)	$0.402
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.000

(1)               Includes amounts withheld for payment of future Trust administrative expenses.

Because income available for distribution on the Trust common units was $0.402 per unit, which was below the Subordination Threshold of $0.600 for the period, no distribution will be paid to subordinated units for the period.

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

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the Trust’s derivative contracts (described in Note 4 to the unaudited financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the Trust’s derivative contracts. The Trust is treated as a partnership for federal income tax purposes.

Properties. As of September 30, 2014, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 166 additional wells (equivalent to approximately 197 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between December 31, 2011 and September 30, 2014, and (c) the equivalent of approximately 9 Trust Development Wells to be drilled within an AMI consisting of approximately 49,600 gross acres (39,000 net acres) in northern Oklahoma and southern Kansas.

SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells on or before December 31, 2016. SandRidge is not permitted to drill and complete any well within the AMI for its own account until it has satisfied the drilling obligation to the Trust. SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. Subsequent to the drilling of 103 Trust Development Wells, the total amount that may be recovered has been reduced proportionately as each of the remaining Trust Development Wells has been drilled. At September 30, 2014, the amount potentially recoverable under the lien was approximately $23.1 million.

The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs related to the Underlying Properties. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled as of September 30, 2014 and December 31, 2013.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
September 30, 2014	67	197	9	273
December 31, 2013	67	184	22	273

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

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. The Trust’s subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is at least equal to the Subordination Threshold. If there is not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owns), the distribution made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge) up to the Subordination Threshold. However, there is no minimum distribution. If the cash available for distribution on all of the Trust units in any quarter exceeds the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, is entitled to 50% of the amount by which the cash available for distribution exceeds the Incentive Threshold.

The following table sets forth the approximate Subordination Threshold and Incentive Threshold for each remaining calendar quarter through the fourth quarter of 2017, as set out in the trust agreement.

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)

2014
Third quarter (3)	$0.60	$0.90
Fourth quarter	0.58	0.87

2015
First quarter	0.63	0.95
Second quarter	0.64	0.97
Third quarter	0.64	0.96
Fourth quarter	0.64	0.96

2016
First quarter	0.67	1.00
Second quarter	0.64	0.96
Third quarter	0.58	0.87
Fourth quarter	0.54	0.81
2017
First quarter	0.51	0.77
Second quarter	0.48	0.73
Third quarter	0.46	0.69
Fourth quarter	0.44	0.66

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

(3)         A distribution of $0.402 per common unit was declared on October 30, 2014 and is expected to be paid on or about November 28, 2014. Because income available for distribution on the Trust common units was $0.402 per unit, which was below the Subordination Threshold of $0.600 for the period, no distribution will be paid to the subordinated units for the period.  See Note 6 to the financial statements contained in Item 1 of this report for further discussion.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from or paid to the Trust’s derivative counterparties. Information regarding the Trust’s production, pricing and costs for the three and nine-month periods ended September 30, 2014 and 2013 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014(1)	2013(2)	2014(3)	2013(4)
Production Data
Oil (MBbls)(5)	155	306	541	768
Natural gas (MMcf)	1,423	2,073	4,588	5,533
Combined equivalent volumes (MBoe)	392	651	1,306	1,690
Average daily combined equivalent volumes (MBoe/d)	4.3	7.1	4.8	6.2

Well Data
Initial and Trust Development Wells producing - average	236	198	232	175

Revenues (in thousands)
Royalty income	$20,076	$33,430	$66,672	$84,965
Derivative settlements	(542)	2,827	1,210	9,410
Total revenue	$19,534	$36,257	$67,882	$94,375

Expenses (in thousands)
Post-production expenses	$722	$1,060	$2,290	$2,978
Property taxes	—	—	369	250
Production taxes	319	560	953	1,336
Trust administrative expenses	239	310	1,147	1,096
Cash reserves withheld for current Trust expenses, net of amounts used	236	400	60	751
Total expenses	$1,516	$2,330	$4,819	$6,411
Distributable income available to unitholders	$18,018	$33,927	$63,063	$87,964

Average Prices
Oil (per Bbl)(5)	$85.72	$82.63	$86.58	$84.43
Natural gas (per Mcf)	$4.77	$3.95	$4.32	$3.64
Combined equivalent (per Boe)	$51.18	$51.35	$51.06	$50.29

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)(6)	$83.02	$91.97	$88.98	$96.99
Natural gas (per Mcf)	$4.26	$3.44	$3.82	$3.11
Combined equivalent (per Boe)	$48.28	$54.10	$50.30	$54.23

Expenses (per Boe)
Post-production	$1.84	$1.63	$1.75	$1.76
Production taxes	$0.81	$0.86	$0.73	$0.79

(1)         Production volumes and related revenues and expenses for the three-month period ended September 30, 2014 (included in SandRidge’s August 2014 net revenue distribution to the Trust) represent oil and natural gas production from March 1, 2014 to May 31, 2014.

(2)         Production volumes and related revenues and expenses for the three-month period ended September 30, 2013 (included in SandRidge’s August 2013 net revenue distribution to the Trust) represent oil and natural gas production from March 1, 2013 to May 31, 2013.

(3)         Production volumes and related revenues and expenses for the nine-month period ended September 30, 2014 (included in SandRidge’s February 2014, May 2014 and August 2014  net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2013 to May 31, 2014.

(4)         Production volumes and related revenues and expenses for the nine-month period ended September 30, 2013 (included in SandRidge’s March 2013, May 2013 and August 2013  net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2012 to May 31, 2013.

(5)         Includes NGLs, which comprised approximately 9% and 5% of total production in the three-month periods ended September 30, 2014 and 2013, respectively, and 8% and 3% of total production in the nine-month periods ended September 30, 2014 and 2013, respectively.

(6)         Includes impact of derivative settlements attributable to production from March 1, 2014 to May 31, 2014 for the three-month period ended September 30, 2014 and from March 1, 2013 to May 31, 2013 for the three-month period ended September 30, 2013. Includes impact of derivative settlements attributable to production from September 1, 2013 to May 31, 2014 for the nine-month period ended September 30, 2014 and from September 1, 2012 to May 31, 2013 for the nine-month period ended September 30, 2013.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues

Royalty Income. Royalty income received during the three-month period ended September 30, 2014 totaled $20.1 million compared to $33.4 million received during the three-month period ended September 30, 2013. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The decrease in royalty income was primarily attributable to the decrease in total production resulting from natural declines in production from the Initial Wells and Trust Development Wells. Royalty income received during the three-month period ended September 30, 2014 was based upon production attributable to the Royalty Interests of 155 MBbls of oil and 1,423 MMcf of natural gas, or 392 MBoe of combined production, for the period from March 1, 2014 to May 31, 2014. Royalty income received during the three-month period ended September 30, 2013 was based upon production attributable to the Royalty Interests of 306 MBbls of oil and 2,073 MMcf of natural gas, or 651 MBoe of combined production, for the period from March 1, 2013 to May 31, 2013.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015, including the effects of amendments executed in May 2014, by the use of oil fixed price swaps. In general, cash is received on settlements of contracts due to lower commodity prices at the time of settlement compared to the contract price for the Trust’s derivative contracts, and cash is paid on settlement of contracts due to higher commodity prices at the time of settlement compared to the contract price for the Trust’s derivative contracts. Net cash settlements paid related to the Trust’s derivatives during the three-month period ended September 30, 2014 were approximately $542,000, and included (i) approximately $205,000 paid related to the conveyed contracts for production attributable to the Royalty Interests from March 1, 2014 to May 31, 2014, (ii) approximately $165,000 paid to the counterparty to the novated contracts for production attributable to the Royalty Interests from April 1, 2014 to May 31, 2014 and (iii) approximately $172,000 paid to the counterparty to the novated contracts for June 2014 production. Total net derivative settlements paid by the Trust for production from March 1, 2014 to May 31, 2014 were $418,000, including the impact of $48,000 paid in May 2014 to the counterparty to the novated contracts for March 2014 production, which effectively decreased the average price received for oil production for the related period by $2.70 per Bbl to $83.02 per Bbl. Derivative settlements paid during the three-month period ended September 30, 2014  related to June 2014 production will reduce the Trust’s November 2014 quarterly distribution. Net cash settlements received related to the Trust’s derivatives during the three-month period ended September 30, 2013 were approximately $2.8 million, and included (i) approximately $1.4 million received related to the conveyed contracts for production attributable to the Royalty Interests from March 1, 2013 to May 31, 2013, (ii) approximately $1.0 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from April 1, 2013 to May 31, 2013 and (iii) approximately $0.4 million received from the counterparty to the novated contracts for June 2013 production. Total net derivative settlements received by the Trust for production from March 1, 2013 to May 31, 2013 were $2.8 million, including $0.4 million received in May 2013 from the counterparty to the novated contracts for March 2013 production, which effectively increased the average price received for oil production for the related period by $9.34 per Bbl to $91.97 per Bbl.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three-month period ended September 30, 2014 decreased to approximately $0.7 million from approximately $1.1 million for the three-month period ended September 30, 2013 as a result of decreased total production in the 2014 period.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2014 totaled approximately $0.3 million, or $0.81 per Boe, and were approximately 1.6% of royalty income. Production taxes for the three-month period ended September 30, 2013 totaled approximately $0.6 million, or $0.86 per Boe, and were approximately 1.7% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended September 30, 2014 totaled approximately $0.2 million compared to approximately $0.3 million for the three-month period ended September 30, 2013. The Trust paid its 2014 Oklahoma franchise tax of approximately $20,000 during the three-month period ended September 30, 2014. There were no amounts paid for Oklahoma franchise tax during the three-month period ended September 30, 2013 due to a moratorium on Oklahoma franchise tax for the periods from July 1, 2010 through July 1, 2013 that was reinstated for the reporting period from July 1, 2014 through June 30, 2015.

Distributable Income

Distributable income for the three-month period ended September 30, 2014  was $18.0 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $236,000 (approximately $475,000 withheld from the August 2014 cash distribution to unitholders partially offset by approximately $239,000 used to pay Trust expenses during the period ). Distributable income for the three-month period ended September 30, 2013 was $33.9 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $400,000 (approximately $710,000 withheld from the August 2013 cash distribution to unitholders partially offset by approximately $310,000 used to pay Trust expenses during the period).

Distributions to Common and Subordinated Unitholders. Holders of Trust common units received greater distributions than the holder of Trust subordinated units during the three-month period ended September 30, 2014 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the August 2014 distribution was below the Subordination Threshold, no distributions were paid to the subordinated unitholder for that period. As a result of the subordination provisions, holders of common units received approximately $4.5 million more in distributions for the three-month period ended September 30, 2014 than such holders would have received had the subordination provisions not existed. Holders of Trust common and subordinated units received equal distributions during the three-month period ended September 30, 2013

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues

Royalty Income. Royalty income received during the nine-month period ended September 30, 2014 totaled $66.7 million compared to $85.0 million received during the nine-month period ended September 30, 2013. The decrease in royalty income was primarily attributable to the decrease in combined equivalent volumes produced resulting from natural declines in production from the Initial Wells and Trust Development Wells. The net revenue distributions from SandRidge received by the Trust during the nine-month period ended September 30, 2014 included royalty income attributable to production for the nine-month period from September 1, 2013 to May 31, 2014 of 541 MBbls of oil and 4,588 MMcf of natural gas, or 1,306 MBoe of combined production. The net revenue distributions from SandRidge received by the Trust during the nine-month period ended September 30, 2013 included royalty income attributable to production for the nine-month period from September 1, 2012 to May 31, 2013 of 768 MBbls of oil and 5,533 MMcf of natural gas, or 1,690 MBoe of combined production. The decrease in total production was slightly offset by increases in the average prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses. The average price received for oil increased to $86.58 per Bbl during the nine-month period ended September 30, 2014 from $84.43 per Bbl during the same period in 2013, while the average price received for natural gas increased to $4.32 per Mcf during the nine-month period ended September 30, 2014 from $3.64 per Mcf during the same period in 2013.

Derivative Settlements. Net cash settlements received related to the Trust’s derivatives during the nine-month period ended September 30, 2014 were approximately $1.2 million, and included (i) approximately $0.8 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2013 to May 31, 2014, (ii) approximately $0.6 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2013 to May 31, 2014 and (iii) approximately $0.2 million paid to the counterparty to the novated contracts for June 2014 production. Total net derivative settlements received by the Trust for production from September 1, 2013 to May 31, 2014 were $1.3 million, including the impact of $0.1 million paid in November 2013 to the counterparty to the novated contracts for September 2013 production, which effectively increased the average price received for oil production for the related period by $2.40 per Bbl to $88.98 per Bbl.  Net cash settlements received related to the Trust’s derivatives during the nine-month period ended September 30, 2013 were approximately $9.4 million, and included (i) approximately $4.1 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2012 to May 31, 2013, (ii) approximately $4.9 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2012 to May 31, 2013 and (iii) approximately $0.4 million received from the counterparty to the novated contracts for June 2013 production. Total net derivative settlements received by the Trust for production from September 1, 2012 to May 31, 2013 were $9.6 million, including $0.6 million received in November 2012 from the counterparty to the novated contracts for September 2012 production, which effectively increased the average price received for oil production for the related period by $12.56 per Bbl to $96.99 per Bbl.

Expenses

Post-Production Expenses. Post-production expenses for the nine-month period ended September 30, 2014 decreased to approximately $2.3 million from approximately $3.0 million for the nine-month period ended September 30, 2013 as a result of decreased total production in the 2014 period.

Property Taxes. Property taxes paid during the nine-month period ended September 30, 2014 totaled approximately $0.4 million compared to approximately $0.3 million for the nine-month period ended September 30, 2013.

Production Taxes. Production taxes for the nine-month period ended September 30, 2014 totaled approximately $1.0 million, or $0.73 per Boe, and were approximately 1.4% of royalty income. Production taxes for the nine-month period ended September 30, 2013 totaled approximately $1.3 million, or $0.79 per Boe, and were approximately 1.6% of royalty income.

Trust Administrative Expenses. Trust administrative expenses for each of the nine-month periods ended September 30, 2014 and 2013, totaled approximately $1.1 million.

Distributable Income

Distributable income for the nine-month period ended September 30, 2014 was $63.1 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.1 million (approximately $1.6 million withheld from the March 2014, May 2014 and August 2014 cash distributions to unitholders partially offset by approximately $1.5 million used to pay Trust expenses during the period ). Distributable income for the nine-month period ended September 30, 2013 was $88.0 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.8 million (approximately $2.1 million withheld from the March 2013, May 2013 and August 2013 cash distributions to unitholders partially offset by approximately $1.3 million used to pay Trust expenses during the period).

Distributions to Common and Subordinated Unitholders. Holders of Trust common units received greater distributions than the holder of Trust subordinated units during the nine-month period ended September 30, 2014 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the related quarterly periods was below the Subordination Threshold, reduced distributions were paid to the subordinated unitholder for that period. As a result of the subordination provisions, holders of common units received approximately $12.8 million more in distributions for the nine-month period ended September 30, 2014 than such holders would have received had the subordination provisions not existed. Holders of Trust common and subordinated units received equal distributions during the nine-month period ended September 30, 2013.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and the Trust’s derivative contracts, and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements contained in Part I, Item I of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge during the subordination period, payment of amounts owed under the Trust’s derivatives contracts, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. The incentive distribution provisions will terminate concurrently with the subordination provisions. Under the conveyances granting the Royalty Interests, the Trust does not have any capital requirements related to drilling wells or any other operating and capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at September 30, 2014 or December 31, 2013.

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

2014 Trust Distributions to Unitholders. During the nine months ended September 30, 2014, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2014
First Quarter	September 1, 2013 – November 30, 2013	January 30, 2014	February 28, 2014	$24.2
Second Quarter	December 1, 2013 – February 28, 2014	April 24, 2014	May 30, 2014	$20.8
Third Quarter	March 1, 2014 — May 31, 2014	July 31, 2014	August 29, 2014	$18.1

Future Trust Distributions to Unitholders. During the three-month production period from June 1, 2014 to August 31, 2014, total sales volumes were lower than initial Trust estimates and lower than the previous production period. This was primarily related to well performance and fewer development wells added during the period compared to the previous period. During the production period, NGL sales volumes were higher than in previous periods as a result of a contractual change to the gathering agreement. On October 30, 2014, the Trust declared a cash distribution of $0.402 per common unit covering production for the period for record unitholders as of November 14, 2014. The distribution will be paid on or about November 28, 2014 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$16,503
Derivative settlements, net	(340)
Total revenues	16,163
Expenses
Post-production expenses	569
Production taxes	270
Cash reserves withheld by Trustee(1)	335
Total expenses	1,174
Distributable income available to unitholders	$14,989
Distributable income per common unit (37,293,750 units issued and outstanding)	$0.402
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.000

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. Concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparties, and is required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon New York Mercantile Exchange prices. The contracts underlying the derivatives agreement may not cover all of the future sales volumes of oil production through December 31, 2015. Except in limited circumstances involving the novation of an existing hedge, the Trust does not have the ability to enter into additional hedges. See Note 4 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil derivative contracts. The Trust received net settlement proceeds of approximately $1.2 million and $9.4 million related to the derivatives agreement and the Trust’s derivative contracts with counterparties during the nine-month periods ended September 30, 2014 and 2013, respectively.

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

ITEM 4. Controls and Procedures

The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of the end of the period covered by this report. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by SandRidge.

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

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors has occurred during the three-month period ended September 30, 2014.

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

Date: November 7, 2014

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Trust of SandRidge Mississippian Trust II	S-1	333-178894	3.1	01/05/2012
3.2	Amended and Restated Trust Agreement of SandRidge Mississippian Trust II, dated as of April 23, 2012, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company.	8-K	001-35508	4.1	04/24/2012
3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Mississippian Trust II, dated June 18, 2012, by the Bank of New York Mellon Trust Company, N.A.	10-Q	001-35508	3.4	08/13/2012
31.1	Section 302 Certification					*
32.1	Section 906 Certification					*