Form 10-K
period 2014-12-31
SandRidge Mississippian Trust II
filed 2015-03-13
CIK 1538267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of Common Units of Beneficial Interest of the Trust held by non-affiliates on June 30, 2014 (the last business day of its most recently completed second quarter) was approximately $249.3 million based on the closing price as quoted on the New York Stock Exchange. As of March 6, 2015, 37,293,750 Common Units and 12,431,250 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

SANDRIDGE MISSISSIPPIAN TRUST II

2014 ANNUAL REPORT ON FORM 10-K

All references to “we,” “us,” “our,” or the “Trust” refer to SandRidge Mississippian Trust II. References to “SandRidge” refer to SandRidge Energy, Inc., and where the context requires, its subsidiaries. The royalty interests conveyed by SandRidge from its interests in certain properties in the Mississippian formation in northern Oklahoma and southern Kansas and held by the Trust are referred to as the “Royalty Interests.” This report includes terms commonly used in the oil and natural gas industry, which are defined in the Glossary of Oil and Natural Gas Terms beginning on page 20.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Risk Factors” in Item 1A and elsewhere herein regarding the proved oil, natural gas liquids and natural gas reserves associated with the properties underlying the Royalty Interests, the Trust’s or SandRidge’s future financial position, business strategy, project costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements. Whether actual results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of this report.

PART I

Item 1.                          Business

General

SandRidge Mississippian Trust II is a statutory trust formed under the Delaware Statutory Trust Act pursuant to a trust agreement by and among SandRidge, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”). The Trust’s affairs are administered by the Trustee, which maintains its offices at 919 Congress Avenue, Austin, Texas 78701. The Trust does not have any employees.

Copies of reports filed by the Trust under the Exchange Act are made available as soon as reasonably practicable after such materials are filed with or furnished to the Securities and Exchange Commission (“SEC”). Certain information concerning the Trust and Trust units as well as a link to the Trust’s filings with the SEC may be obtained at the following website location: http://sandridgesdr.investorhq.businesswire.com/. Any materials filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or accessed via the SEC’s website at www.sec.gov. The Trust will also provide electronic or paper copies of its filings free of charge upon request to the Trustee.

Formation and Structure. The Trust was created to acquire and hold the Royalty Interests for the benefit of Trust unitholders pursuant to a trust agreement dated December 13, 2011 by and among SandRidge, the Trustee and the Delaware Trustee (as subsequently amended and restated as of April 23, 2012). Concurrent with the initial public offering described below, SandRidge conveyed to the Trust royalty interests in specified oil and natural gas properties in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). These Royalty Interests were derived from SandRidge’s interests in (a) 54 wells producing at December 31, 2011 and 13 additional wells awaiting completion at that time (together, the “Initial Wells”) and (b) the equivalent of 206 horizontal oil and natural gas development wells to be drilled (“Trust Development Wells”) within an area of mutual interest (“AMI”). As of December 31, 2014, the AMI consisted of approximately 48,400 gross acres (38,200 net acres) in the counties where the Underlying Properties are located.

The Trust issued 49,725,000 Trust units and through an initial public offering in April 2012, the Trust sold 29,900,000 of its common units to the public for net proceeds, after payment of offering expenses, of approximately $590.2 million. The Trust delivered the net proceeds of the offering, which were further reduced by $3.1 million for a structuring fee paid to certain of the underwriters, along with 7,393,750 common units and 12,431,250 subordinated units, to certain wholly owned subsidiaries of SandRidge, in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions and as of December 31, 2014, there were 49,725,000 Trust units, consisting of 37,293,750 common and 12,431,250 subordinated units, issued and outstanding. SandRidge owned 6,243,750 Trust common units and 12,431,250 Trust subordinated units at December 31, 2014. The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions. See “—Distributions” below.

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

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. However, the Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and natural gas operations or other activities on the Underlying Properties. The trust agreement generally limits the Trust’s business activities to owning the Royalty Interests and entering into derivative contracts on a limited basis and activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests.

The Trust will dissolve and begin to liquidate on December 31, 2031 (the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be retained by the Trust at the Termination Date and thereafter sold, and the net proceeds of the sale, as well as any remaining Trust cash reserves, will be distributed to the unitholders on a pro rata basis. SandRidge has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust will not dissolve until the Termination Date unless any of the following occurs: (a) the Trust sells all of the royalty interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) the holders of a majority of the total Trust units outstanding and a majority of the common units (excluding common units owned by SandRidge and its affiliates) in each case voting in person or by proxy at a meeting of such holders at which a quorum is present vote in favor of dissolution; except that at any time that SandRidge and its affiliates collectively own less than 10% of the total Trust units outstanding, the standard for approval will be a majority of the Trust units, including units owned by SandRidge, voting in person or by proxy at a meeting of such holders at which a quorum is present; or (d) the Trust is judicially dissolved. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

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

A wholly owned subsidiary of SandRidge granted to the Trust a lien (the “Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $269.1 million, which has been reduced proportionately as each of the Trust Development Wells has been drilled, beginning once SandRidge had completed 103 Trust Development Wells. The lien is reduced and the properties subject to the lien are released, in each case, as SandRidge fulfills its drilling obligation under the development agreement. The maximum amount potentially recoverable under the Drilling Support Lien was approximately $19.5 million as of December 31, 2014.

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

Derivatives Agreement and Other Hedging Arrangements. The Trust entered into a derivatives agreement with SandRidge, effective April 1, 2012, that provides the Trust with the economic effect of certain derivative contracts previously entered into by SandRidge with third parties. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. Substantially concurrent with the execution of the derivatives agreement and also on March 13, 2013, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparties, and is required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The Trust’s derivative contracts consist of fixed price swaps. The hedging arrangements terminate on December 31, 2015.

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

Trust Agreement

The trust agreement provides that the Trust’s business activities are generally limited to owning the Royalty Interests and other activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests.  As a result, the Trust is not permitted to acquire other oil and natural gas properties or royalty interests and is not able to issue any additional Trust units.

The beneficial interests in the Trust are divided into 49,725,000 Trust units.  Each Trust unit represents an equal undivided beneficial interest in the property of the Trust.

Amendment of the trust agreement generally requires the vote of holders of a majority of the Trust units and a majority of the common units (excluding common units owned by SandRidge and its affiliates) voting in person or by proxy at a meeting of such unitholders at which a quorum is present.  At any time that SandRidge and its affiliates collectively own less than 10% of the total Trust units outstanding, however, the standard for approval will be the vote of a majority of the Trust units, including units owned by SandRidge, voting in person or by proxy at a meeting of the unitholders at which a quorum is present.  Abstentions and broker non-votes shall not be deemed to be a vote cast.  However, no amendment may:

•                  increase the power of the Trustee to engage in business or investment activities;

•                  decrease the incentive threshold or increase the subordination threshold or change the portion of the quarterly cash distributions payable as an incentive distribution;

•                  alter the rights of the Trust unitholders as among themselves; or

•                  permit the Trustee to distribute the Royalty Interests in kind.

Amendments to the trust agreement’s provisions addressing the following matters may not be made without SandRidge’s consent:

•                  dispositions of the Trust’s assets;

•                  indemnification of the Trustee;

•                  reimbursement of out-of-pocket expenses of SandRidge when acting as the Trust’s agent;

•                  termination of the Trust; and

•                  amendments of the trust agreement.

Certain amendments to the trust agreement do not require the vote of the Trust unitholders.  See “—Permitted Amendments.”

The business and affairs of the Trust are managed by the Trustee.  The Trustee has no ability to manage or influence the operations of the Underlying Properties.  SandRidge operates 81% of the Producing Wells and approximately 94% of the Development Wells during the subordination period but has no ability to manage or influence the management of the Trust, except through its limited voting rights as a holder of Trust units and its limited ability to manage the hedging program.

Duties and Powers of the Trustee; Liability of the Trustee.  The duties and powers of the Trustee are specified in the trust agreement and by the laws of the State of Delaware, except as modified by the trust agreement. The trust agreement provides that the Trustee does not have any duties or liabilities, including fiduciary duties, except as expressly set forth in the trust agreement, and the duties and liabilities of the Trustee as set forth in the trust agreement replace any other duties and liabilities, including fiduciary duties, to which the Trustee might otherwise be subject.

The Trustee’s principal duties consist of:

•                  collecting cash proceeds attributable to the Royalty Interests;

•                  paying expenses, charges and obligations of the Trust from the Trust’s assets;

•                  receiving and making payments under the derivatives agreement with SandRidge and hedge contracts with the unaffiliated hedge counterparties;

•                  determining whether cash distributions exceed subordination or incentive thresholds, and making cash distributions to the unitholders and SandRidge (with respect to incentive distributions) in accordance with the trust agreement;

•                  causing to be prepared and distributed a Schedule K-1 for each Trust unitholder and preparing and filing tax returns on behalf of the Trust; and

•                  causing to be prepared and filed reports required to be filed under the Securities Exchange Act of 1934, as amended, and under the rules of any securities exchange or quotation system on which the Trust units are listed or admitted to trading.

SandRidge provides administrative and other services to the Trust in fulfillment of certain of the foregoing duties, pursuant to the administrative services agreement.

Except as set forth below, cash held by the Trustee as a reserve against future liabilities must be invested in:

•                  interest-bearing obligations of the United States government;

•                  money market funds that invest only in United States government securities;

•                  repurchase agreements secured by interest-bearing obligations of the United States government; or

•                  bank certificates of deposit.

Alternatively, cash held for distribution at the next distribution date may be held in a non-interest-bearing account.

The Trust may not acquire any asset except the Royalty Interests and cash and temporary cash investments, and it may not engage in any investment activity except investing cash on hand.  The Trust may also enter into replacement hedges, or modify its hedging arrangements, in certain circumstances.

The trust agreement provides that the Trustee will not make business decisions affecting the assets of the Trust.  However, the Trustee may:

•                  prosecute or defend, and settle, claims of or against the Trust or its agents;

•                  retain professionals and other third parties to provide services to the Trust;

•                  charge for its services as Trustee;

•                  retain funds to pay for future expenses and deposit them with one or more banks or financial institutions (which may include the Trustee to the extent permitted by law);

•                  lend funds at commercial rates to the Trust to pay the Trust’s expenses; and

•                  seek reimbursement from the Trust for its out-of-pocket expenses.

In discharging its duty to Trust unitholders, the Trustee may act in its discretion and will be liable to the Trust unitholders only for willful misconduct, bad faith or gross negligence. The Trustee will not be liable for any act or omission of its agents or employees unless the Trustee acted with willful misconduct, bad faith or gross negligence in its selection and retention. The Trustee will be indemnified individually or as the Trustee for any liability or cost that it incurs in the administration of the Trust, except in cases of willful misconduct, bad faith or gross negligence. The Trustee has a lien on the assets of the Trust as security for this indemnification and its compensation earned as Trustee. Trust unitholders will not be liable to the Trustee for any indemnification.  The Trustee ensures that all contractual liabilities of the Trust are limited to the assets of the Trust. The Trustee does not intend to lend funds to the Trust.

Merger or Consolidation of Trust.  The Trust may merge or consolidate with or into, or convert into, one or more limited partnerships, general partnerships, corporations, business trusts, limited liability companies, or associations or unincorporated businesses if such transaction is agreed to by the Trustee and approved by the vote of the holders of a majority of the Trust units and a majority of the common units (excluding common units owned by SandRidge and its affiliates), in each case voting in person or by proxy at a meeting of such holders at which a quorum is present and such transaction is permitted under the Delaware Statutory Trust Act and any other applicable law. At any time that SandRidge and its affiliates collectively own less than 10% of the total Trust units outstanding, however, the standard for approval will be the vote of a majority of the Trust units, including units owned by SandRidge, voting in person or by proxy at a meeting of such holders at which a quorum is present.

Trustee’s Power to Sell Royalty Interests.  The Trustee may sell the Royalty Interests under any of the following circumstances:

•                  the sale is requested by SandRidge, following the satisfaction of its drilling obligation, in accordance with the provisions of the trust agreement; or

•                  the sale is approved by the vote of holders representing a majority of the Trust units and a majority of the common units (excluding common units owned by SandRidge and its affiliates) in each case voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that SandRidge and its affiliates collectively own less than 10% of the total Trust units outstanding, the standard for approval will be the vote of a majority of the Trust units, including units owned by SandRidge, voting in person or by proxy at a meeting of such holders at which a quorum is present.

Upon dissolution of the Trust, the Trustee must sell the Royalty Interests.  No Trust unitholder approval is required in this event.

The Trustee will distribute the net proceeds from any sale of the Royalty Interests and other assets to the Trust unitholders after payment or reasonable provision for payment of the liabilities of the Trust.

Permitted Amendments.  The Trustee may amend or supplement the trust agreement, the conveyances, the development agreement, the administrative services agreement, the derivatives agreement, the hedge contracts, the registration rights agreement or the Drilling Support Lien, without the approval of the Trust unitholders, to cure ambiguities, to correct or supplement defective or inconsistent provisions, to grant any benefit to all Trust unitholders, to add collateral to the Drilling Support Lien, to evidence or implement any changes required by applicable law or to change the name of the Trust, provided, however, that any such supplement or amendment does not adversely affect the interests of the Trust unitholders.  Furthermore, the Trustee, acting alone, may amend the administrative services agreement without the approval of Trust unitholders if such amendment would not increase the cost or expense of the Trust or create an adverse economic impact on the Trust unitholders.

Modifications of the hedging arrangements entered into by the Trust will not require the approval of the Trust unitholders.

All other permitted amendments to the trust agreement and other agreements listed above may only be made by the vote of a majority of the Trust units and a majority of the common units (excluding common units owned by SandRidge and its affiliates) in each case voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that SandRidge and its affiliates collectively own less than 10% of the total Trust units outstanding, the standard for approval will be the vote of a majority of the Trust units, including units owned by SandRidge, voting in person or by proxy at a meeting of such holders at which a quorum is present. Abstentions and broker non-votes shall not be deemed to be a vote cast.

Miscellaneous.  The Trustee may consult with counsel (which may include counsel to SandRidge), accountants, tax advisors, geologists and engineers and other parties the Trustee believes to be qualified as experts on the matters for which advice is sought. The Trustee will be protected for any action it takes in good faith reliance upon the opinion of the expert.

The Delaware Trustee and the Trustee may resign at any time or be removed with or without cause at any time by the vote of a majority of the common units (excluding common units owned by SandRidge and its affiliates) voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that SandRidge and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be the vote of a majority of the Trust units, including units owned by SandRidge, voting in person or by proxy at a meeting of such holders at which a quorum is present. Abstentions and broker non-votes shall not be deemed to be a vote cast. Any successor must be a bank or trust company meeting certain requirements including having combined capital, surplus and undivided profits of at least $20 million, in the case of the Delaware Trustee, and $100 million, in the case of the Trustee.

Distributions

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property taxes and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. The first distribution in May 2012 covered production for the two-month period from January 1, 2012 to February 29, 2012. Each subsequent distribution covers production for a three-month period. The amount of Trust revenues and cash distributions to Trust unitholders depends on:

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

The amount of the quarterly distributions will fluctuate from quarter to quarter, depending on the factors discussed above. There is no minimum required distribution. However, in order to provide support for cash distributions on the common units, SandRidge agreed to subordinate 12,431,250 of the Trust units it received in exchange for conveyance of the Royalty Interests, which constitute 25% of the Trust units issued and outstanding. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). On the day following the end of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions will terminate. Distributions made on common units in respect of subsequent periods will no longer have the benefit of the Subordination Threshold nor will the common units be subject to the Incentive Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

The following table sets forth the Subordination Threshold and Incentive Threshold for each remaining quarterly distribution through the fourth quarter of 2017, as set out in the trust agreement. However, it is highly unlikely that the Subordination Threshold and Incentive Threshold will remain in effect for all periods shown.

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)
2014
Fourth quarter(3)	$0.58	$0.87

2015
First quarter	0.63	0.95
Second quarter	0.64	0.97
Third quarter	0.64	0.96
Fourth quarter	0.64	0.96

2016
First quarter	0.67	1.00
Second quarter	0.64	0.96
Third quarter	0.58	0.87
Fourth quarter	0.54	0.81

2017
First quarter	0.51	0.77
Second quarter	0.48	0.73
Third quarter	0.46	0.69
Fourth quarter	0.44	0.66

(1)         Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.

(2)         Each of the Subordination Threshold and Incentive Threshold terminates after the fourth full calendar quarter following SandRidge’s completion of its drilling obligation. Amounts have been rounded to two decimal places and are presented as set forth in the trust agreement. Actual distributions are declared and paid based upon a calculation carried out to three decimal places.

(3)         A distribution of $0.375 per common unit was declared on January 29, 2015 and paid on February 27, 2015. No distribution was paid on the subordinated units for the period. See Note 8 to the financial statements contained in Item 8 of this report for further discussion.

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

Properties

As of December 31, 2014, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 170 additional wells (equivalent to approximately 199 Trust Development Wells under the development agreement) that were drilled and perforated for completion between December 31, 2011 and December 31, 2014 and (c) the equivalent of approximately 7 Trust Development Wells to be drilled within the AMI. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled at the dates shown.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
December 31, 2014	67	199	7	273
December 31, 2013	67	184	22	273
December 31, 2012	67	107	99	273

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

Proved Reserves

The following estimates of net proved oil, NGL and natural gas reserves are based on reserve reports prepared by independent petroleum engineers. The PV-10 and Standardized Measure shown in the table below are not intended to represent the current value of estimated oil, NGL and natural gas reserves attributable to the Royalty Interests as of the dates shown. The reserve reports as of December 31, 2014, 2013 and 2012 were based on SandRidge’s drilling schedule and the average price during the 12-month periods ended December 31, 2014, 2013 and 2012, using first-day-of-the-month prices for each month. Refer to “Risk Factors” in Item 1A of this report and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report in evaluating the reserve information presented below.

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

Internal Controls. SandRidge’s Senior Vice President — Corporate Reservoir Engineering is the technical person primarily responsible for overseeing the preparation of the Trust’s reserve estimates. He has a Bachelor of Science degree in Petroleum Engineering with over 30 years of practical industry experience, including over 29 years of estimating and evaluating reserve information. In addition, SandRidge’s Senior Vice President — Corporate Reservoir Engineering has been a certified professional engineer in the state of Oklahoma since 2007 and a member of the Society of Petroleum Engineers since 1980.

SandRidge’s Reservoir Engineering Department continually monitors asset performance, making reserves estimate adjustments, as necessary, to ensure the most current reservoir information is reflected in reserves estimates. Reserve information includes production histories as well as other geologic, economic, ownership and engineering data. The corporate Reservoir department currently has a total of 15 full-time employees, consisted of five degreed engineers and 10 engineering and business analysts with a minimum of a four-year degree in mathematics, finance or other business or science field.

SandRidge maintains a continuous education program for engineers and analysts on new technologies and industry advancements and also offers refresher training on basic skill sets.

In order to ensure the reliability of reserves estimates, SandRidge’s internal controls observed within the reserve estimation process include:

•                  No employee’s compensation is tied to the amount of reserves booked.

•                  Reserves estimates are prepared by experienced reservoir engineers or under their direct supervision.

•                  The Reservoir Engineering Department reports directly to SandRidge’s Chief Executive Officer.

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

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”) and Netherland, Sewell & Associates, Inc. (“Netherland Sewell”) are the independent petroleum engineers that estimated all of the proved reserve information in these reports in accordance with the definitions and guidelines of the SEC and, with the exception of the exclusion of future income taxes to which the Trust is not subject, in conformity with the Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. Cawley Gillespie prepared the December 31, 2014 and 2013 reports while Netherland Sewell prepared the December 31, 2012 report. They are independent petroleum engineers, geologists, geophysicists, and petrophysicists; and do not own an interest in these properties and are not employed on a contingent basis. The qualifications of the independent petroleum engineer’s technical personnel primarily responsible for overseeing the preparation of the Trust’s reserves estimates included in this report are set forth below. These qualifications meet or exceed the Society of Petroleum Engineers’ standard requirements to be a professionally qualified Reserve Estimator and Auditor.

Cawley Gillespie

•      more than 27 years of practical experience in petroleum engineering and more than 25 years of experience estimating and evaluating reserve information;

•      a registered professional engineer in the state of Texas; and

•      a Bachelor of Science Degree in Petroleum Engineering.

Netherland Sewell

•      practicing consulting petroleum engineering since 2013 and over 14 years of prior industry experience;

•      licensed professional engineers in the state of Texas; and

•      a Bachelor of Science Degree in Chemical Engineering.

Reporting of Natural Gas Liquids. Natural gas liquids, or NGLs, are produced as a result of the processing of a portion of the Trust’s natural gas production stream. At December 31, 2014, NGLs constituted approximately 21% of the Trust’s total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where contracts are in place for the extraction and separate sale of NGLs. NGLs are products sold by the gallon. In reporting proved reserves and production of NGLs, production and reserves have been included in barrels. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGLs.

A summary of the Trust’s proved oil, NGL and natural gas reserves, all of which are located in the continental United States, is presented below:

	December 31,
Estimated Proved Reserves(1)	2014	2013	2012
Developed
Oil (MBbls)	2,962.4	4,389.4	4,041.4
NGL (MBbls)	3,602.4	3,367.1	2,143.2
Natural gas (MMcf)	63,042.7	59,961.4	54,749.4
Total proved developed (MBoe)(2)	17,071.9	17,750.0	15,309.5
Undeveloped
Oil (MBbls)	254.8	679.1	3,138.5
NGL (MBbls)	192.2	390.0	1,603.8
Natural gas (MMcf)	3,207.5	6,509.8	32,341.8
Total proved undeveloped (MBoe)	981.6	2,154.1	10,132.6
Total Proved
Oil (MBbls)	3,217.2	5,068.5	7,179.9
NGL (MBbls)	3,794.6	3,757.1	3,747.0
Natural gas (MMcf)	66,250.2	66,471.2	87,091.2
Total proved (MBoe)	18,053.5	19,904.1	25,442.1
PV-10 (in millions)(3)	$306.3	$378.7	$487.3
Standardized Measure of Discounted Net Cash Flows (in millions)(3)	$306.3	$378.7	$487.3

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

	Weighted average wellhead prices			Index prices
	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)	Oil (per Bbl)	Natural gas (per Mcf)
December 31, 2014	$92.41	$32.88	$3.58	$91.48	$4.35
December 31, 2013	$94.09	$30.83	$3.09	$93.42	$3.67
December 31, 2012	$90.57	$30.70	$2.24	$91.21	$2.76

(2)         Barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, which approximates the relative energy content of oil as compared to natural gas.

(3)         PV-10 is the present value of estimated future net revenue to be generated from the production of proved reserves, discounted at 10% per annum to reflect timing of future cash flows and calculated without deducting future income taxes. PV-10 is a non-GAAP financial measure and generally differs from standardized measure of discounted net cash flows, or Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. Neither PV-10 nor Standardized Measure are intended to represent an estimate of fair market value of the Royalty Interests. PV-10 is used by the industry as an arbitrary reserve asset value measure to compare the relative size and value of the proved reserves held by companies without regard to the specific tax characteristics of such entities and is equivalent to Standardized Measure presented above because the Trust is not subject to federal or state income taxes.

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

Proved Undeveloped Reserves.

SandRidge is not required to drill Trust Development Wells on locations with respect to which proved undeveloped reserves have previously been identified for the Trust. In this regard, Trust Development Wells were drilled during 2014 on locations different than those included in the reserve report prepared as of December 31, 2013. As a result, and because no more than 206 Trust Development Wells are to be drilled for the Trust, certain locations with proved undeveloped reserves were removed from the drilling plan developed for the Trust, resulting in downward revisions of approximately 1.2 MMBoe during 2014.

During 2013, SandRidge drilled 37 Trust Development Wells, resulting in the conversion of approximately 1.9 MMBoe of proved undeveloped reserves to proved developed reserves. At December 31, 2013, 27 of these wells were classified as proved developed producing properties. Additionally, drilling of Trust Development wells on locations different than those included in the December 31, 2012 reserve report resulted in removal of locations with proved undeveloped reserves from the drilling plan developed for the Trust and associated downward revisions of approximately 3.9 MMBoe during 2013. Finally, proved undeveloped reserves decreased by approximately 2.2 MMBoe as a result of downward revisions due to well performance.

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

Production and Price History

The following tables set forth information regarding the net oil, NGL and natural gas production attributable to the Royalty Interests and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2014(1)	2013(2)	2012(3)
Production Data
Oil (MBbls)	538	919	621
NGL (MBbls)	172	86	14
Natural gas (MMcf)	5,826	7,352	4,177
Combined equivalent volumes (MBoe)(4)	1,681	2,231	1,332
Average daily combined equivalent volumes (MBoe/d)	4.6	6.1	5.5
Average Prices
Oil (per Bbl)	$97.94	$90.67	$90.77
NGL (per Bbl)	$35.98	$32.96	$27.76
Combined oil and NGL (per Bbl)	$82.92	$85.73	$89.35
Natural gas (per Mcf)	$4.17	$3.69	$2.75
Combined equivalent (per Boe)	$49.47	$50.81	$51.28
Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$99.71	$101.63	$99.76
NGL (per Bbl)	$35.98	$32.96	$27.76
Combined oil and NGL (per Bbl)	$84.27	$95.75	$98.14
Natural gas (per Mcf)(5)	$3.68	$3.16	$2.17
Combined equivalent (per Boe)	$48.34	$53.57	$53.66
Expenses (per Boe)
Post-production	$1.70	$1.76	$1.82
Production taxes	$0.73	$0.91	$0.73
Total expenses	$2.43	$2.67	$2.55

(1)         Production volumes and related revenues and expenses for the year ended December 31, 2014 (included in SandRidge’s 2014 net revenue distributions to the Trust) represent production from September 1, 2013 to August 31, 2014.

(2)         Production volumes and related revenues and expenses for the year ended December 31, 2013 (included in SandRidge’s 2013 net revenue distributions to the Trust) represent production from September 1, 2012 to August 31, 2013.

(3)         Production volumes and related revenues and expenses for the year ended December 31, 2012 (included in SandRidge’s 2012 net revenue distributions to the Trust) represent production from January 1, 2012 to August 31, 2012.

(4)         Barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, which approximates the relative energy content of oil as compared to natural gas.

(5)         Includes impact of derivative settlements attributable to production from September 1, 2013 to August 31, 2014 for the year ended December 31, 2014, from September 1, 2012 to August 31, 2013 for the year ended December 31, 2013 and from January 1, 2012 to August 31, 2012 for the year ended December 31, 2012.

Productive Wells

The following table sets forth as of December 31, 2014 the number of productive wells within the AMI subject to the Royalty Interests. Productive wells consist of producing wells and wells capable of producing, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Gross wells are the total number of producing wells subject to the Royalty Interests and net wells are the sum of the Trust’s fractional royalty interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Productive Wells	231	92.3	—	—	231	92.3

Developed and Undeveloped Acreage

The following table sets forth information regarding developed and undeveloped acreage within the AMI subject to the Royalty Interests at December 31, 2014:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Acreage within the AMI subject to the Royalty Interests	45,080	35,389	3,289	2,855

Many of the leases composing the acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage is established prior to such date, in which event the lease will remain in effect until production has ceased. The following table sets forth as of December 31, 2014 the expiration periods of the gross and net acres that are subject to leases in the undeveloped acreage summarized in the above table.

	Acres Expiring
Twelve Months Ending	Gross	Net
December 31, 2015	782	679
December 31, 2016	791	686
December 31, 2017	—	—
December 31, 2018 and later	—	—
Other(1)	1,716	1,490
Total	3,289	2,855

(1)                  Leases remaining in effect until development efforts or production on the developed portion of the particular lease has ceased.

Drilling Activity

The following table sets forth information with respect to wells completed within the AMI and subject to the Royalty Interests during each of the periods indicated. The information presented is not necessarily indicative of future performance, and should not be interpreted to present any correlation between the number of productive wells drilled and quantities or economic value of reserves found. Productive wells are those that produce commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return. Gross wells refer to the total number of wells in which the Trust had a royalty interest and net wells refer to gross wells multiplied by the Trust’s weighted average royalty interest percentage. As of December 31, 2014, there were 4 gross (0.8 net) wells subject to the Royalty Interests drilling or awaiting completion.

	2014				2013				2012(1)
	Gross	Percent	Net	Percent	Gross	Percent	Net	Percent	Gross	Percent	Net	Percent
Completed Wells
Development
Productive	14	100%	5.3	100%	66	100%	24.4	100%	69	100%	28.5	100%
Dry	—	0%	—	0%	—	0%	—	0%	—	0%	—	0%
Total	14	100%	5.3	100%	66	100%	24.4	100%	69	100%	28.5	100%
Exploratory
Productive	—	0%	—	0%	—	0%	—	0%	—	0%	—	0%
Dry	—	0%	—	0%	—	0%	—	0%	—	0%	—	0%
Total	—	0%	—	0%	—	0%	—	0%	—	0%	—	0%
Total
Productive	14	100%	5.3	100%	66	100%	24.4	100%	69	100%	28.5	100%
Dry	—	0%	—	0%	—	0%	—	0%	—	0%	—	0%

	14	100.0%	5.3	100.0%	66	100.0%	24.4	100.0%	69	100%	28.5	100%

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

SandRidge sells oil, NGLs and natural gas from the Underlying Properties to a variety of customers, including oil and natural gas companies and trading and energy marketing companies. During 2014 and 2013, two customers individually accounted for more than 10% of total revenue attributable to the Royalty Interests compared to five customers during 2012. The number of readily available purchasers for the production from the Underlying Properties makes it unlikely that the loss of a single customer in the areas in which SandRidge sells oil, NGL and natural gas production from the Underlying Properties would materially affect the Trust’s revenue. The Trust is not committed under any existing contracts or agreements to provide fixed and determinable quantities of oil, NGLs or natural gas in the future. See below for additional information on the Trust’s major customers.

	2014
	Sales	% of Revenue
	(in thousands)
Plains All American, Inc.	$46,135	55.5%
Atlas Pipeline Mid-Continent Westok, LLC	$27,648	33.2%

	2013
	Sales	% of Revenue
	(in thousands)
Plains All American, Inc.	$46,420	41.0%
Atlas Pipeline Mid-Continent Westok, LLC	$27,879	24.6%

	2012
	Sales	% of Revenue
	(in thousands)
Plains All American, Inc.	$15,212	22.3%
Sunoco, Inc.	$11,171	16.4%
Atlas Pipeline Mid-Continent Westok, LLC	$11,032	16.2%
Coffeyville Resources, LLC	$7,653	11.2%
Gavilon, LLC	$7,343	10.8%

Title to Properties

The Underlying Properties are subject to certain burdens that are described in more detail below. To the extent that these burdens and obligations affect SandRidge’s rights to production and the value of production from the Underlying Properties, they have been taken into account in calculating the Trust’s interest and in estimating the size and value of the reserves attributable to the Royalty Interests. SandRidge’s interests in the oil and natural gas properties composing the Underlying Properties are typically subject, in one degree or another, to one or more of the following:

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

Future price fluctuations for oil, NGLs and natural gas will directly impact Trust distributions, estimates of reserves attributable to the Royalty Interests and estimated and actual future net revenues to the Trust. Due to the many uncertainties that affect the supply and demand for oil, NGLs and natural gas, reliable predictions of future oil and natural gas supply and demand, future product prices or the effect of future product prices on Trust distributions cannot be made. However, lower product prices will adversely affect Trust distributions except to the extent of any hedging arrangements that remain in effect.

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

SandRidge maintains general liability insurance coverage up to $1 million per occurrence, which includes sudden and accidental environmental liability coverage for the effects of pollution on third parties, arising from operations. General liability insurance policies contain aggregate policy limits and are subject to certain customary exclusions and limitations and deductibles that must be met prior to recovery. In addition, SandRidge maintains $100 million in excess liability coverage, which is in addition to and triggered if the general liability per occurrence limit is reached, and may be subject to a deductible that must be met prior to recovery.

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

Regulation

Oil and Natural Gas Regulations. The oil and natural gas industry is extensively regulated by numerous federal, state, local and regional authorities, as well as Native American tribes.  Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden.  Also, numerous departments and agencies, both federal and state, and Native American tribes are authorized by statute to issue rules and regulations affecting the oil and natural gas industry and its individual members, some of which carry substantial penalties for noncompliance.  Although the regulatory burden on the oil and natural gas industry increases the cost of doing business and, consequently, affects its profitability, these burdens generally do not affect SandRidge any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production. The availability, terms and cost of transportation significantly affect sales of oil and natural gas. The interstate transportation and sale for resale of oil and natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission (“FERC”). Federal and state regulations govern the price and terms for access to oil and natural gas pipeline transportation. FERC’s regulations for interstate oil and natural gas transmission in some circumstances may also affect the intrastate transportation of oil and natural gas.

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

Environmental Regulation. The exploration, development and production of oil and natural gas are subject to stringent and comprehensive federal, state, tribal, regional and local laws and regulations that are intended to protect the environment. These laws and regulations may, among other things, require permits to conduct drilling, water withdrawal and waste disposal operations; govern the amounts and types of substances that may be disposed or released into the environment; limit or prohibit construction or drilling activities or require formal mitigation measures in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions arising from SandRidge’s operations or attributable to former operations; and impose obligations to reclaim and abandon well sites and pits. Failure to comply with these laws and regulations may result in the assessment of sanctions, including monetary penalties, the imposition of remedial obligations and the issuance of orders enjoining operations in affected areas. Consequently, SandRidge and other operators of the Underlying Properties have made and will continue to make capital and other expenditures to comply with these environmental laws and regulations.

Increased regulatory restrictions and limitations resulting from these comprehensive environmental laws and regulations could have a material adverse effect on proceeds available to the Trust under the Royalty Interests. Moreover, accidental releases that occur in the course of operations on the Underlying Properties can potentially result in additional costs and liabilities being incurred, including third-party claims for damage to property and/or natural resources as well as personal injury.

The following is a summary of the more significant existing environmental and employee health and safety laws and regulations applicable to the oil and natural gas industry and for which compliance may have a material adverse impact on the operation of the Underlying Properties.

Hazardous Substances and Wastes. The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), and comparable state laws impose joint and several liability, without regard to fault or legality of conduct on certain persons who are responsible for the release or threatened release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of a site where the release of a hazardous substance occurred as well as entities that either disposed or arranged for the disposal of a hazardous substance. Under CERCLA, these “responsible parties” may be subject to strict, joint and several liability for the costs of cleaning up sites where hazardous substances were released, including damages to natural resources resulting from the release. Additionally, landowners and other third parties may file claims for personal injury, natural resource and property damage caused by the release of a hazardous substance. CERCLA authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment from a hazardous substance release and to pursue steps to recover costs incurred for those actions from responsible parties Certain products used by SandRidge in the course of operations at the Underlying Properties may be regulated as CERCLA hazardous substances. To date, none of the Underlying Properties have been subject to CERCLA response actions. The Federal Resource Conservation and Recovery Act, as amended (“RCRA”), including comparable state statutes and implementing regulations impose strict “cradle-to-grave” requirements on the generation, transportation, treatment, storage and disposal of hazardous wastes. It should be noted that drilling fluids, produced waters and other wastes associated with the exploration, development and production of oil and natural gas are currently exempt from regulation as hazardous wastes under RCRA. However, it is possible that these wastes could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA requesting reconsideration of the exemption for exploration, development and production wastes under RCRA. To date, the EPA has not taken any formal action in response to the petition. Any change in the exemption for such wastes could potentially result in an increase in costs to manage and dispose of those wastes which could have a material adverse effect on the cash distributions to the Trust unitholders. Currently, the Underlying Properties are being operated in substantial compliance with all regulations regarding the handling and disposal of oil and natural gas exploration, development and production wastes.

Air Emissions. The Clean Air Act and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various permitting, monitoring and reporting requirements. These laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, strict compliance with air permit requirements or the utilization of specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of oil and natural gas projects. While SandRidge may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues, SandRidge does not believe that such requirements will have a material adverse effect on its ability to satisfy its obligations to the Trust. Additionally, violations of lease conditions or regulations related to air emissions can result in civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen prosecution. In August 2012, the EPA issued final regulations that established new air emission controls for oil and natural gas production and natural gas processing, including, among other things, new source performance standards for volatile organic compounds that would apply to newly hydraulically fractured wells, existing wells that are re-fractured, compressors, pneumatic controllers, storage vessels and natural gas processing plants placed in service after August 2011. The EPA has also implemented an engine emission testing program to ensure certain categories of engines, depending on the date manufactured, meet the EPA emission standards. SandRidge currently has an engine testing program in place.

Water Discharges. The Federal Clean Water Act, as amended (“CWA”) including analogous state laws and implementing regulations impose restrictions and controls regarding the discharge of pollutants into waters of the United States as well as state waters. Pursuant to these laws and regulations, the discharge of pollutants is prohibited unless it is permitted by the EPA or an analogous state agency. SandRidge does not presently discharge pollutants associated with the exploration, development and production of oil and natural gas on the Underlying Properties into federal or state waters. The CWA including analogous state laws and regulations also impose restrictions and controls regarding the discharge of sediment via storm water run-off to waters of the United States and state waters from a wide variety of construction activities. Such activities are generally prohibited from discharging sediment unless it is permitted by the EPA or an analogous state agency. However, pursuant to the Federal Energy Policy Act of 2005, storm water discharges related to oil and gas exploration, development and production are exempt from the provisions of the CWA. Nevertheless, SandRidge employs certain controls whenever construction activities commence at the Underlying Properties to prevent the discharge of sediment into nearby waterbodies. Finally, the CWA requires measures to be taken to prevent the accidental discharge of oil into waters of the United States from onshore production facilities. These measures include inspection and maintenance programs to minimize spills from oil storage and conveyance systems; the use of secondary containment systems to prevent spills from reaching nearby waterbodies; and the development and implementation of spill prevention, control and countermeasure (SPCC) plans to prevent and respond to oil spills. SandRidge has developed SPCC plans for the Underlying Properties that are subject to the CWA.

Climate Change. In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and certain other greenhouse gases (“GHGs”) present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the Clean Air Act. Accordingly, the EPA has adopted rules that require a reduction in emissions of GHGs from motor vehicles and also trigger Clean Air Act construction and operating permit review for GHG emissions from certain stationary sources. The EPA’s endangerment finding and GHG rules were upheld by the United States Court of Appeals for the D.C. Circuit in a June 2012 decision, and a petition for review of the case by the entire D.C. Circuit was denied in December 2012. The EPA has also adopted rules requiring the reporting of GHG emissions from onshore oil and natural gas production and processing facilities in the United States on an annual basis. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, equipment and operations related to the Underlying Properties could require costs to be incurred by SandRidge or other operators of the Underlying Properties to reduce emissions of GHGs associated with operations or could adversely affect demand for the oil and natural gas production attributable to the Royalty Interests. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events, such events could have an adverse effect on assets and operations related to the Underlying Properties. In addition, Congress has actively considered legislation to reduce emissions of GHGs and more than half of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the adoption of a climate change action plan, completion of GHG emission inventories and/or regional GHG cap and trade programs. Any future federal laws or implementing regulations that may be adopted to address GHG emissions could adversely affect demand for the oil and natural gas production attributable to the Royalty Interests, and could have a material adverse effect on the Trust’s revenues.

Endangered Species. The federal Endangered Species Act (‘‘ESA’’) restricts activities that may affect endangered or threatened species or their habitats. Operations of the Underlying Properties are in substantial compliance with the ESA. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to consider listing more than 250 species as endangered under the ESA. Under the September 9, 2011 settlement, the federal agency is required to make a determination on listing of the species as endangered or threatened over the six-year period ending with the agency’s 2017 fiscal year. As part of this settlement, on March 27, 2014, the FWS announced the listing of the lesser prairie chicken, whose habitat is over a five-state region that includes Oklahoma, Kansas and Texas, as a threatened species under the ESA. Listing of the lesser prairie chicken as threatened imposes restrictions on disturbances to critical habitat by landowners and drilling companies that would harass, harm or otherwise result in a “taking” of this species. However, the FWS also announced a final rule that will limit regulatory impacts on landowners and businesses from the listing if those landowners and businesses have entered into certain range-wide conservation planning agreements, such as those developed by the Western Association of Fish and Wildlife Agencies, pursuant to which such parties agreed to take steps to protect the lesser prairie chicken’s habitat and to pay a mitigation fee if its actions harm the lesser prairie chicken’s habitat. Parts of Oklahoma and Kansas affected by this determination includes areas where some of the Underlying Properties are located. The designation of previously unprotected species as threatened or endangered in areas where the Underlying Properties operations are located could cause SandRidge to incur increased costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the Underlying Properties. SandRidge is an active participant on various agency and industry committees that are developing or addressing various ESA and other federal and state agency programs to minimize potential impacts to its business and the Underlying Properties.

Employee Health and Safety. The operations of SandRidge are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA Hazardous Communication Standard requires that information be maintained concerning hazardous materials used or produced in SandRidge’s operations and that this information be provided to employees. Pursuant to the Emergency Planning and Community Right-to-Know Act, also known as Title III of the federal Superfund Amendment and Reauthorization Act, facilities that store hazardous chemicals that are subject to OSHA’s Hazardous Communication Standard above certain threshold quantities must submit information regarding those chemicals by March 1 of each year to state and local authorities in order to facilitate emergency planning and response. SandRidge has been and will continue to submit this information to these authorities for the Underlying Properties each year.

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

Hydraulic Fracturing. Oil and natural gas may be recovered from the Underlying Properties through the use of hydraulic fracturing, combined with sophisticated drilling. Hydraulic fracturing, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices not currently employed with respect to the Underlying Properties. In August 2012, the EPA issued final Clean Air Act regulations governing performance standards, including for the capture of air emissions released during hydraulic fracturing. Also, federal legislation previously was introduced, but not enacted, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In May 2012, the Bureau of Land Management within the U.S. Department of the Interior issued a proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands, but in January 2013 it announced that it would be submitting a revised rule proposal. That revised proposed rule was published for public comment in May 2013.  The Department of Interior is now analyzing the comments and is expected to promulgate a final rule sometime in 2015. Certain states, including Oklahoma and Kansas, and municipalities have adopted or are considering adopting regulations that require disclosure of the chemicals utilized in the hydraulic fracturing process. If new laws or regulations that significantly restrict or regulate hydraulic fracturing are adopted at either the state or federal level, fracturing activities with respect to the Underlying Properties could become subject to additional permit requirements, reporting requirements or operational restrictions and also to associated permitting delays and potential increases in costs. These delays or additional costs could adversely affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil, NGLs or natural gas that is ultimately produced in commercial quantities from the Underlying Properties. In addition to asserting regulatory authority, a number of federal entities are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. In April 2012, President Obama issued an executive order that established a working group for the purpose of coordinating policy, information sharing and planning across federal agencies and offices regarding “unconventional natural gas production,” including hydraulic fracturing. In December 2012, the EPA issued an initial progress report on a study begun in 2011 of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft final report expected to be issued for peer review and comment during 2015. The EPA has also announced its intent to propose by early 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before going to a treatment plant; the agency also projects that it will publish an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices, and certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing; and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. The studies and initiatives described above, depending on their degree of pursuit and any meaningful results obtained, could spur efforts to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms. All of the acreage and undeveloped reserves within the AMI are subject to hydraulic fracturing procedures as the process is required to economically develop the Mississippian formation.

Glossary of Oil and Natural Gas Terms

The following is a description of the meanings of some of the oil and natural gas industry terms used in this report.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil or other liquid hydrocarbons.

Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Trust’s reserves at year-end 2014 of $91.48/ Bbl for oil and $4.35/ Mcf for natural gas, the ratio of economic value of oil to gas was approximately 21 to 1, even though the ratio for determining energy equivalency is 6 to 1.

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

MBoe. Thousand barrels of oil equivalent.

MBoe/d. Thousand barrels of oil equivalent per day.

Mcf. Thousand cubic feet of natural gas.

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

(iii) Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology establishing reasonable certainty.

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

•                  reductions in oil and natural gas prices;

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

If drilling of the Trust Development Wells is delayed or the Initial Wells or Trust Development Wells experience lower-than-anticipated production due to one of the factors above or for any other reason, cash distributions to unitholders may be reduced. In addition, wells drilled in the Mississippian formation in the AMI typically produce a large volume of water, which requires the drilling of saltwater disposal wells. SandRidge’s inability to drill these wells or otherwise dispose of the water produced from the Initial Wells and Trust Development Wells in an efficient manner could delay production and therefore the Trust’s receipt of proceeds from the Royalty Interests.

Oil, NGL and natural gas prices can fluctuate widely due to a number of factors that are beyond the control of the Trust and SandRidge. Continued depressed or further declining oil, natural gas or NGL prices would reduce proceeds to the Trust and cash distributions to unitholders.

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, NGLs and natural gas. The markets for these commodities are very volatile and have experienced significant declines during the latter half of 2014 and the early months of 2015. Oil, NGL and natural gas prices can move quickly and fluctuate widely in response to a variety of factors that are beyond the control of the Trust and SandRidge. These factors include, among others:

•                  changes in regional, domestic and foreign supply of, and demand for, oil, NGLs and natural gas, as well as perceptions of supply of, and demand for, oil, NGLs and natural gas;

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

For oil, from January 1, 2011 through December 31, 2014, the highest monthly settled price on the New York Mercantile Exchange (“NYMEX”) was $113.93 per Bbl and the lowest was $53.27 per Bbl. For natural gas, from January 1, 2011 through December 31, 2014, the highest monthly NYMEX settled price was $5.56 per MMBtu (one million British Thermal Units) and the lowest was $2.04 per MMBtu. In addition, the market price of oil and natural gas is generally lower in the summer months than during the winter months of the year due to decreased demand for oil and natural gas for heating purposes during the summer season.

Oil prices dropped sharply during the latter half of 2014 and have continued to decline in early 2015, to as low as $44.45 per Bbl in January 2015.  Continued low oil, NGL and natural gas prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, NGLs and natural gas that is economic to produce from the Underlying Properties causing the Trust to make substantial downward adjustments to its estimated proved reserves. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low oil, NGL or natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil, NGL or natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon, at its cost, any well or property if it reasonably believes that the well or property can no longer produce oil, NGLs and natural gas in commercially economic quantities. This could result in termination of the portion of the Royalty Interest relating to the abandoned well or property, and SandRidge would have no obligation to drill a replacement well. In addition, lower oil, NGL and natural gas prices could make it more likely that leases in the undeveloped acreage will expire at the end of their respective primary terms as a result of the failure to establish production from such leasehold acreage in commercially paying quantities prior to such date. The volatility of oil, NGL and natural gas prices also reduces the accuracy of target distributions to Trust unitholders. For a discussion of certain risks related to the Trust’s hedging arrangements, see ‘‘—The hedging arrangements for the Trust may not cover all of the production attributable to the Trust, and such arrangements limit the Trust’s ability to benefit from commodity price increases for hedged volumes above the corresponding hedge price.’’

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

If actual production is below the amounts covered by the swap agreements described below and oil prices rise, the hedging arrangements entered into by the Trust may result in the Trust having to make cash payments under the hedging arrangements which could, in certain circumstances, be significant. Swap contracts underlying the derivatives agreement between SandRidge and the Trust and swap contracts entered into between the Trust and unaffiliated hedge counterparties provide the Trust with the right to receive from SandRidge or the hedge counterparties, as applicable, the excess of the fixed price specified in the hedge contract over a floating market price, multiplied by the volume of production hedged. If the floating market price exceeds the specified fixed price, the Trust must pay SandRidge or its hedge counterparties, as applicable, this difference in price multiplied by the volume of production hedged, even if the production attributable to the Trust’s Royalty Interests is insufficient to cover the volume of production specified in the applicable hedge contracts. For example, if (a) the oil production attributable to the Royalty Interests in 2015 were to be less than 274 Mbls (the amount of oil production hedged in 2015) and (b) the market price for such production were to be higher than $90.30 (the price fixed by the hedges for production in 2015), then the Trust would be obligated to pay the difference in price multiplied by the difference in production. Accordingly, if the production attributable to the Trust’s Royalty Interests is less than the volume hedged and the floating market price exceeds the specified fixed price, the Trust will have to make payments against which it may have insufficient offsetting cash receipts from the sale of production attributable to the Royalty Interests. The most recent reserve report estimates 2015 oil production of 368 MBbls, which is 94 MBbls more than the amount hedged in 2015. Furthermore, if one or more of the purchasers of the production attributable to the Underlying Properties defaults on a payment obligation, the Trust may have insufficient cash receipts to make payments under the hedging arrangements. In any of these events, the Trust’s liquidity and cash available for distribution may be adversely affected.

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

The target distributions, Subordination Thresholds and Incentive Thresholds, as set forth in the Prospectus and described below in “Trustee’s Discussion and Analysis of Financial Conditions and Results of Operations” in Item 7 of this report were based on SandRidge’s calculations, and SandRidge did not receive an opinion or report on such calculations from any independent accountants, financial advisers, or engineers. Such calculations were based on assumptions about drilling, production, oil and natural gas prices, hedging activities, capital expenditures, expenses, tax rates and production tax credits under state law, the location of Trust Development Wells and other matters that were inherently uncertain and were subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from the targets. For example, the targets have assumed that oil and natural gas production would be sold at prices based on estimated realized prices for January, February and March 2012, NYMEX settled prices for April 2012, and monthly NYMEX forward pricing as of March 30, 2012 for the 32-month period ending December 31, 2014, and assumed price increases after December 31, 2014 of 2.5% annually, capped at $120.00 per Bbl of oil in June 2023 and $6.48 per MMBtu of natural gas in December 2031; however, actual sales prices may be significantly lower, and in early 2015 were significantly lower. See “— Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.” Additionally, the targets assumed that the Trust Development Wells would be drilled on SandRidge’s then-current anticipated schedule at the locations referenced in the Trust’s reserve reports and that the related Underlying Properties would achieve production volumes set forth in the Trust’s reserve reports; however, the drilling of the Trust Development Wells may be delayed, Trust Development Wells may be drilled at locations with higher post-production expenses and applicable taxes and actual production volumes may be significantly lower than estimated. Further, after wells are completed, production operations may be curtailed, delayed or terminated as a result of a variety of risks and uncertainties, including those described above under “—Drilling for and producing oil and natural gas on the Underlying Properties are high risk activities with many uncertainties that could delay or change the anticipated drilling schedule for the remaining Trust Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease cash that is available for distribution to unitholders.”

Furthermore, neither the target distribution nor the Subordination Threshold for each quarter during the subordination period necessarily represents the actual cash distributions unitholders will receive. To the extent actual production volumes or sales prices of oil and natural gas differ from the assumptions used to generate the target distributions, the actual distributions unitholders receive may be lower than the target distribution and the Subordination Threshold for the applicable quarter. For example, drilling of the Trust Development Wells ahead of the schedule assumed when the target distribution amounts were determined could cause actual distributions to fall below the target distribution amounts or Subordination Thresholds in later periods. Actual income available for distribution has been less than the Subordination Threshold several times, including each quarter of 2014. Cash distributions to Trust unitholders below the target distribution amounts or the Subordination Thresholds may materially adversely affect the market price of the Trust units.

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

The existence of title deficiencies with respect to the Underlying Properties could reduce the value or render properties worthless, thus adversely affecting the distributions to unitholders. SandRidge does not obtain title insurance covering oil, natural gas and mineral leaseholds. Additionally, undeveloped leasehold acreage has greater risk of title defects than developed acreage.

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

Trust unitholders have no voting rights with respect to SandRidge and, therefore, have no managerial, contractual or other ability to influence SandRidge’s activities or operations of the Underlying Properties. In addition, some of the Trust Development Wells may, at some point, be operated by third parties unrelated to SandRidge. Such third-party operators may not have the operational expertise of SandRidge. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the aggregate working interest in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and cash available for distribution to unitholders. Neither the Trustee nor the Trust unitholders has any contractual or other ability to influence or control the field operations of, sale of oil, NGLs and natural gas from, or future development of, the Underlying Properties.

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

The trust agreement provides that the Trust’s business activities are generally limited to owning the Royalty Interests and entering into the hedging arrangements and activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. As a result, the Trust is not permitted to acquire other oil and natural gas properties or royalty interests to replace the depleting assets and production attributable to the Trust.

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

No production after December 31, 2015 will be hedged to protect against the price risks inherent in holding interests in oil and natural gas, a commodity that is frequently characterized by significant price volatility. Furthermore, while the use of hedging arrangements limits the downside risk of price declines, they may also limit the Trust’s ability to benefit from increases in oil and natural gas prices above the hedge price on the portion of the production attributable to the Royalty Interests that is hedged. See “—In certain circumstances the Trust may have to make cash payments under the hedging arrangements and these payments could be significant; such arrangements are secured by the Trust’s Royalty Interests in the Underlying Properties.” The Trust does not have any ability to terminate the hedging contracts.

The Trust’s counterparty under the derivatives agreement is SandRidge, whose counterparty for trades covering production in 2015 is Barclays PLC. If any of the counterparties to the oil and natural gas hedging contracts defaults on its obligations to make payments under such contracts, the cash distributions to the Trust unitholders would likely be materially reduced as the hedge payments are intended to provide additional cash to the Trust during periods of lower oil and natural gas prices. SandRidge will not be required to make payments to the Trust under the derivatives agreement to the extent of payment defaults by SandRidge’s hedge contract counterparties. The Trust has no ability to enter into its own hedges.

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

As of March 6, 2015, SandRidge, through SandRidge Exploration and Production, LLC (“SandRidge E&P”), owned an aggregate of 6,243,750 common units and 12,431,250 subordinated units. All of the subordinated units will automatically convert into common units at the end of the subordination period. SandRidge may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the common units. The Trust has granted registration rights to SandRidge, which, if exercised, would facilitate sales of Trust units by SandRidge to the public.

SandRidge could have interests that conflict with the interests of the Trust and Trust unitholders.

As a working interest owner in the Underlying Properties, SandRidge could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•                  Notwithstanding its drilling obligation to the Trust, SandRidge’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of the Underlying Properties. Additionally, SandRidge may, consistent with its obligation to act as a reasonably prudent operator, abandon a well that is uneconomic or not generating revenues from production in excess of its operating costs, even though such well is still generating revenue for the Trust unitholders. Subsequent to fulfilling its drilling obligation, SandRidge may make decisions with respect to expenditures and decisions to allocate resources on projects in other areas that adversely affect the Underlying Properties, including reducing expenditures on these properties, which could cause oil, NGL and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

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

The bankruptcy of any operators could impede the operation of wells and the development of proved undeveloped reserves.

The value of the Royalty Interests and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of the operator of the wells. Neither SandRidge nor any of the other operators of the Underlying Properties has agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants.

The ability to develop and operate the Underlying Properties depends on all operators’ future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of SandRidge such operators.

In the event of the bankruptcy of any operator of the Underlying Properties, the working interest owners in the affected properties, creditors or the debtor-in-possession would have to seek a new party to perform the development and the operations of the affected wells.  SandRidge or the other working interest owners may not be able to find a replacement driller or operator, and they may not be able to enter into a new agreement with such replacement party on favorable terms or within a reasonable period of time. As a result, such a bankruptcy may result in reduced production of reserves and decreased distributions to Trust unitholders.

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

Pursuant to the terms of the development agreement between SandRidge and the Trust, SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells at its own expense. SandRidge owns a majority working interest in substantially all of the locations on which it expects to drill the remaining Trust Development Wells, and it expects to operate such wells until completion of its drilling obligation. SandRidge is also the operator of 90% of the Initial Wells together with the wells drilled as Trust Development

Wells through December 31, 2014. The conveyances provide that SandRidge is obligated to market, or cause to be marketed, the oil and natural gas production related to the Underlying Properties. Additionally, SandRidge is the counterparty to the Trust’s derivatives agreement and has certain obligations to the Trust under the agreement. In the event that SandRidge defaults on its obligation to make payments under the derivatives agreement, the cash distributions to the Trust unitholders may be materially reduced as these payments are intended to provide additional cash to the Trust during periods of lower oil and natural gas prices. Due to the Trust’s reliance on SandRidge to fulfill these numerous obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on SandRidge’s performance.

SandRidge has other drilling obligations, which will require it to make capital expenditures at the same time it plans to drill the remaining Trust Development Wells. SandRidge’s ability to satisfy its drilling obligation to the Trust will depend on, among other things, the availability of sufficient funds and drilling rigs. More generally, SandRidge’s ability to satisfy its drilling obligation to the Trust and to perform these obligations depends on its future financial condition and economic performance and access to capital, which in turn depends upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond SandRidge’s control.

If SandRidge defaults on its obligation to drill the remaining Trust Development Wells, the Trust would be entitled to foreclose on the lien granted to the trust by SandRidge E&P in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties (the “Drilling Support Lien”) to the extent of SandRidge’s remaining interests in the undeveloped portions of the AMI. However, the maximum amount the Trust can recover in such a foreclosure or other action was, as of December 31, 2014, approximately $19.5 million, which amount will be reduced proportionately as each remaining Trust Development Well is drilled and perforated for completion with a perforated length of 3,500 feet. The value of SandRidge’s interests in the undeveloped portions of the AMI secured by the Drilling Support Lien may not be equal to the amount potentially recoverable at any given time, and such interests may be worth considerably less. The process of foreclosing on such collateral would be expensive and time-consuming and would delay the drilling and completion of the remaining Trust Development Wells; such delays and expenses would reduce Trust distributions by reducing the amount of proceeds available for distribution. Any amounts actually recovered in a foreclosure action would be applied to completion of SandRidge’s drilling obligation, would not result in any distribution to the Trust unitholders and may be insufficient to drill the number of wells needed for the Trust to realize the full value of the Development Well Royalty Interest. Furthermore, the Trust would have to seek a new party to perform the drilling and operations of the wells. The Trust may not be able to find a replacement driller or operator, and it may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time.

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

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas produced from the Underlying Properties while the physical effects of climate change could disrupt production and cause SandRidge to incur significant costs in preparing for or responding to those effects.

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present a danger to public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. These findings allow the agency to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the Clean Air Act. Accordingly, the EPA has adopted rules that require a reduction in emissions of GHGs from motor vehicles and also trigger Clean Air Act construction and operating permit review for GHG emissions from certain stationary sources. The EPA’s endangerment finding and GHG rules were upheld by the United States Court of Appeals for the D.C. Circuit in a June 2012 decision, and a petition for review of the case by the entire D.C. Circuit was denied in December 2012.

The EPA also has adopted rules requiring the reporting of GHG emissions from onshore oil and natural gas production and processing facilities in the United States on an annual basis. SandRidge believes it has complied with all applicable reporting requirements to date. However, the adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, SandRidge’s equipment and operations could require SandRidge to incur additional costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas that it produces. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events, such events could have a material adverse effect on the assets and operations related to the Underlying Properties, and potentially subject SandRidge to greater regulation.

In addition, Congress has actively considered legislation to reduce emissions of GHGs and more than half of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the adoption of a climate change action plan, completion of GHG emission inventories and/or regional GHG cap and trade programs. Any future federal laws or implementing regulations that may be adopted to address GHG emissions could require SandRidge to incur increased operating costs, and adversely affect demand for the oil and natural gas produced from the Underlying Properties. SandRidge may, consistent with its obligation to act as a reasonably prudent operator, abandon a well that is uneconomic or not generating revenues from production in excess of its operating costs, even though such well is still generating revenue for the Trust unitholders.

Federal and state legislative and regulatory initiatives as well as governmental reviews relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect the level of production from the Underlying Properties.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations, such as shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is typically regulated by state oil and gas commissions; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices, including the use of diesel, kerosene and similar compounds in fracturing fluid. In August 2012, the EPA issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing. Also, federal legislation has been introduced, but not enacted, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In May 2012, the Bureau of Land Management within the U.S. Department of the Interior issued a proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands, but in January 2013 it announced that it would be submitting a revised proposed rule. That revised proposed rule was published for public comment in May 2013.  The Department of Interior is now analyzing the comments and is expected to promulgate a final rule sometime in 2015.

Certain states in which SandRidge operates, including Kansas and Oklahoma, and municipalities have adopted, or are considering adopting, regulations that have imposed, or that could impose, more stringent permitting, disclosure, disposal and well construction requirements on exploration and production activities. Local ordinances or other regulations may regulate or prohibit the performance of well drilling in general and hydraulic fracturing in particular. If new laws or regulations that significantly restrict or regulate hydraulic fracturing are adopted at either the state or the federal level, SandRidge’s fracturing activities could become subject to additional permit requirements, reporting requirements or operational restrictions and also to associated permitting delays and potential increases in costs. These delays or additional costs could adversely affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil, NGLs or natural gas that is ultimately produced in commercial quantities from the Underlying Properties.

In addition to asserting regulatory authority, a number of federal entities are analyzing, or have been requested to review, a variety of environmental issues associated with unconventional natural gas production, including hydraulic fracturing. In April 2012, President Obama issued an executive order that established a working group for the purpose of coordinating policy, information sharing, and planning across federal agencies and offices regarding “unconventional natural gas production,” including hydraulic fracturing. In December 2012, the EPA issued an initial progress report on a study begun in 2011 of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft final report expected to be issued for peer review and comment during 2015. The EPA has also announced its intent to propose by early 2015 effluent limit guidelines that waste water from shale gas extraction operations must meet before going to a treatment plant; the agency also projects that it will publish an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices, and certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing; and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. The studies and initiatives described above, depending on their degree of pursuit and any meaningful results obtained, could spur efforts to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.

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

Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of SandRidge’s business operations.

In recent years, SandRidge has increasingly relied on information technology (“IT”) systems and networks in connection with its business activities, including certain of its exploration, development and production activities.  SandRidge relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties.  As SandRidge’s dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication.  These threats pose a risk to the security of SandRidge’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets.  SandRidge has experienced, and expects to continue to experience, attempts from hackers and other third parties to gain unauthorized access to its IT systems and networks.  Although prior cyber-attacks have not had a material adverse impact on SandRidge’s operations or financial performance, there can be no assurance that SandRidge will be successful in preventing cyber-attacks or mitigating their effect.  Any cyber-attack could have a material adverse effect on SandRidge’s reputation, competitive position, business, financial condition and results of operations, and could have a material adverse effect on the Trust.  Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to SandRidge to implement further data protection measures.

In addition to the risks presented to SandRidge’s systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets.  A cyber-attack of this nature would be outside SandRidge’s ability to control, but could have a material adverse effect on SandRidge’s business, financial condition and results of operations, and could have a material adverse effect on the Trust.

Legislation or regulatory initiatives intended to address seismic activity could restrict SandRidge’s ability and the ability of the operators of wells in which SandRidge owns an interest to dispose of saltwater produced alongside hydrocarbons.

Large volumes of saltwater produced alongside SandRidge’s oil and natural gas in connection with drilling and production operations are disposed of pursuant to permits issued by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities.

There exists a growing concern that the injection of saltwater into belowground disposal wells triggers seismic activity in certain areas. In response to these concerns, regulators in some states are pursuing initiatives designed to impose additional requirements in the permitting of saltwater disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, the Governor of Kansas has established a task force composed of various administrative agencies to study and develop an action plan for addressing seismic activity in the state. The task force issued a recommended Seismic Action Plan calling for enhanced seismic monitoring and the development of a seismic response plan, and in November 2014, the Governor of Kansas announced a plan to enhance seismic monitoring in the state. Similarly, in September 2014, the Governor of Oklahoma announced the creation of a Coordinating Council on Seismic Activity, which is intended to help researchers, policymakers, regulators and the oil and natural gas industry study seismicity in the state. The Utility and Environment Committee of the Oklahoma House of Representatives also conducted an interim study to examine what, if any, correlations exist between wastewater disposal wells and seismic activity in the state. Although the committee did not recommend any policies, procedures or legislative items on the basis of the interim study, this does not foreclose the possibility of new law or regulations in the future.  Finally, the Oklahoma Corporation Commission, or OCC, has exercised its regulatory authority to request that saltwater disposal wells be shut-in pending further review on two occasions, one of which was with respect to a disposal well operated by SandRidge.  There is no assurance that these wells will be allowed to resume disposal at any time, and the OCC may take similar action with respect to additional wells in the future.

The adoption and implementation of any new laws or regulations that restrict SandRidge’s ability to dispose of saltwater, by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring SandRidge to shut down disposal wells, could require SandRidge or the operators of wells in which SandRidge or the Trust have interests to shut in a substantial number of such wells and, accordingly, could materially and adversely affect SandRidge’s business, financial condition and results of operations, and could have a material adverse effect on the Trust.

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

Current law may change so as to cause the Trust to be treated as a corporation for U.S. federal income tax purposes or otherwise subject the Trust to entity-level taxation. Specifically, the present U.S. federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units may be modified by administrative, legislative or judicial interpretation at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning qualifying income from activities related to fossil fuels be taxed as corporations beginning in 2021.  The Obama administration’s budget proposal or other similar proposals, if successful, would eliminate the qualifying income exception for publicly traded partnerships deriving qualifying income from activities relating to fossil fuels thus treating such partnerships as corporations. We currently rely upon this qualifying income exemption for our treatment of the Trust as a partnership for U.S. federal income tax purposes.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.  We are unable to predict whether any of these changes or other proposals will ultimately be enacted.  Any such changes could have a material adverse effect on the value of the Trust units.

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

The Obama administration’s budget proposals in recent years, including the budget proposal for fiscal year 2016, have included provisions eliminating certain key U.S. federal income tax preferences currently available to oil and gas exploration and production activities. Specifically, the 2016 budget proposes to repeal the percentage depletion allowance for oil and gas properties, including the Royalty Interests that are perpetual, in which case only cost depletion would be available. If this proposal were enacted into law, it could negatively impact the value of the Trust units.

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

PART II

Item 5.                                  Market for Common Units of the Trust, Related Unitholder Matters and Issuer Purchases of Common Units.

The Trust units are listed on the New York Stock Exchange (“NYSE”) under the symbol “SDR.” The range of high and low sales prices for the Trust’s common units for the periods indicated, as reported by the NYSE, and distributions per unit made by the Trust during the corresponding periods are as follows:

			Distributions Per Unit
	High	Low	Common	Subordinated
Calendar Quarter 2014
First Quarter	$10.12	$7.15	$0.568	$0.239
Second Quarter	$8.69	$7.13	$0.559	$0.000
Third Quarter	$8.41	$6.00	$0.486	$0.000
Fourth Quarter	$6.29	$3.60	$0.402	$0.000

Calendar Quarter 2013
First Quarter	$18.95	$11.51	$0.533	$0.533
Second Quarter	$13.91	$10.50	$0.558	$0.558
Third Quarter	$15.75	$12.62	$0.683	$0.683
Fourth Quarter	$15.00	$8.59	$0.536	$0.514

On March 6, 2015, there were five record unitholders of the Trust’s common units.

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

Recent Sales of Unregistered Securities

None.

Purchases of Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2014.

Item 6.         Selected Financial Data

Although the Trust was formed on December 13, 2011, the conveyance of the Royalty Interests did not occur until April 23, 2012, with an effective date of January 1, 2012, and no proceeds were received from SandRidge until May 2012. As a result, the Trust did not recognize any income or make any distributions during the first calendar quarter of 2012. The information presented below should be read in conjunction with “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the financial statements and notes thereto contained in “Financial Statements and Supplementary Data” in Item 8 of this report. The following information is not necessarily indicative of future results. The following tables set forth financial information regarding the Trust (in thousands, except per unit data).

	Year Ended December 31,
	2014	2013	2012

Total revenues	$84,378	$122,710	$74,508
Distributable income	$78,386	$113,867	$68,424

Distributable income per common unit (37,293,750 units issued and outstanding)	$2.014	$2.304	$1.376
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.264	$2.244	$1.376

	As of December 31,
	2014	2013	2012
Total assets	$364,926	$396,566	$438,011
Trust corpus	$364,926	$396,566	$438,011

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

•                  Recent Developments

•                  Results of Trust Operations

•                  Liquidity and Capital Resources

•                  Critical Accounting Policies and Estimates

•                  Off-Balance Sheet Arrangements

Recent Developments

The following is a brief overview of certain matters discussed more thoroughly elsewhere in this Report on Form 10-K.

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, NGLs and natural gas. The markets for these commodities are volatile and have experienced significant pricing declines during the latter half of 2014 and the early months of 2015.  Oil prices dropped sharply during the latter half of 2014 and have continued to decline in early 2015, to as low as $44.45 per Bbl in January 2015.  Because of the time lag between production and the related payments to the Trust (for example, payments to the Trust for 2014 were based on production from September 1, 2013 to August 31, 2014), the effects of recent lower prices have not yet been fully reflected in the payments to the Trust or in distributions to Trust unitholders.

Further, although distributions relating to production through December 31, 2015 are partially supported by hedging arrangements, these arrangements terminate on December 31, 2015.  The Trust received net settlement proceeds of approximately $1.2 million, $9.3 million and $6.2 million related to the derivatives agreement during the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, SandRidge had drilled the vast majority of the Trust Development Wells SandRidge had agreed to drill for the Trust, and had only the equivalent of approximately 7 Trust Development Wells remaining to be drilled.  The subordination period will terminate and the subordinated units will automatically convert into common units at the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Trust Development Wells.  Distributions made on common units in respect of subsequent periods will no longer have the benefit of the Subordination Threshold.

Results of Trust Operations

Results of the Trust for the Years Ended December 31, 2014, 2013 and 2012

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, NGLs and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from the Trust’s derivative counterparties. Although the Trust was formed on December 13, 2011, the conveyance of the Royalty Interests did not occur until April 23, 2012, with an effective date of January 1, 2012, and no proceeds were received from SandRidge until May 2012. As a result, the Trust did not recognize any income or make any distributions during the first calendar quarter of 2012. Information regarding the Trust’s revenues, expenses, production and pricing for the years ended December 31, 2014, 2013 and 2012 is presented below.

	Year Ended December 31,
	2014(1)	2013(2)	2012(3)

Production data
Oil (MBbl)	538	919	621
NGL (MBbl)	172	86	14
Natural gas (MMcf)	5,826	7,352	4,177
Combined equivalent volumes (MBoe)	1,681	2,231	1,332
Average daily combined equivalent volumes (MBoe/d)	4.6	6.1	5.5

Well data
Initial and Trust Development Wells producing — average	234	185	94

Revenues (in thousands)
Royalty income	$83,174	$113,338	$68,299
Derivative settlements	1,204	9,372	6,209
Total revenue	$84,378	$122,710	$74,508

Expenses (in thousands)
Post-production expenses	$2,858	$3,917	$2,418
Property taxes	575	619	264
Production taxes	1,223	2,024	976
Trust administrative expenses	1,268	1,475	917
Cash reserves withheld, net of amounts used for current Trust expenses	68	808	1,509
Total expenses	$5,992	$8,843	$6,084
Distributable income available to unitholders	$78,386	$113,867	$68,424
Average prices
Oil (per Bbl)	$97.94	$90.67	$90.77
NGL (per Bbl)	$35.98	$32.96	$27.76
Combined oil and NGL (per Bbl)	$82.92	$85.73	$89.35
Natural gas (per Mcf)	$4.17	$3.69	$2.75
Combined equivalent (per Boe)	$49.47	$50.81	$51.28

Average prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(4)	$99.71	$101.63	$99.76
NGL (per Bbl)(4)	$35.98	$32.96	$27.76
Combined oil and NGL (per Bbl)	$84.27	$95.75	$98.14
Natural gas (per Mcf)	$3.68	$3.16	$2.17
Combined equivalent (per Boe)	$48.34	$53.57	$53.66

Expenses (per Boe)
Post-production	$1.70	$1.76	$1.82
Production taxes	$0.73	$0.91	$0.73

(1)                     Production volumes and related revenues and expenses for the year ended December 31, 2014 (included in SandRidge’s 2014 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2013 to August 31, 2014.

(2)                     Production volumes and related revenues and expenses for the year ended December 31, 2013 (included in SandRidge’s 2013 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2012 to August 31, 2013.

(3)                     Production volumes and related revenues and expenses for the year ended December 31, 2012 (included in SandRidge’s 2012 net revenue distributions to the Trust) represent oil and natural gas production from January 1, 2012 to August 31, 2012.

(4)                     Includes impact of derivative settlements attributable to production from September 1, 2013 to August 31, 2014 for the year ended December 31, 2014, from September 1, 2012 to August 31, 2013 for the year ended December 31, 2013 and from April 1, 2012 to August 31, 2012 for the year ended December 31, 2012.

Comparison of Results of the Trust for the Years Ended December 31, 2014 and 2013

Revenues

Royalty Income. Royalty income received during the year ended December 31, 2014 totaled $83.2 million compared to $113.3 million received during the year ended December 31, 2013. The decrease in royalty income is primarily attributable to the decrease in combined equivalent volumes produced as production from Trust Development Wells completed and brought on production during 2014 was more than offset by natural declines in production from the Initial Wells and older Trust Development Wells. Net revenue distributions received from SandRidge by the Trust during the year ended December 31, 2014 included royalty income attributable to production for the twelve-month period from September 1, 2013 to August 31, 2014 of 710 MBbls of oil and NGLs and 5,826 MMcf of natural gas. Net revenue distributions received from SandRidge by the Trust during the year ended December 31, 2013 included royalty income attributable to production for the twelve-month period from September 1, 2012 to August 31, 2013 of 1,005 MBbls of oil and 7,352 MMcf of natural gas. The decrease in total production was slightly offset by an increase in the average price received for production, excluding the impact of derivative settlements and post-production expenses. The average price received for oil increased to $97.94 per Bbl of oil during the year ended December 31, 2014 from $90.67 per Bbl during the year ended December 31, 2013, while the average price received for natural gas increased to $4.17 per Mcf during the year ended December 31, 2014 from $3.69 per Mcf during the year ended December 31, 2013.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge is intended to reduce the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 through the use of oil fixed price swaps. Net cash settlements received related to the Trust’s derivatives during the year ended December 31, 2014 were approximately $1.2 million, and included (i) approximately $0.6 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2013 to August 31, 2014, (ii) approximately $0.4 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2013 to August 31, 2014  and (iii) approximately $0.2 million received from the counterparty related to the novated contracts for September 2014 production. Total net derivative settlements received by the Trust for production from September 1, 2013 to August 31, 2014 were $0.9 million, including the impact of $0.1 million paid in 2013 to the counterparty related to the novated contracts, which effectively increased the average price received for oil production for the related period by $1.77 per Bbl to $99.71 per Bbl. The effects of net settlements paid during 2014 related to September 2014 production were included in the Trust’s February 2015 distribution. Net cash settlements received related to the Trust’s derivatives during the year ended December 31, 2013 were approximately $9.3 million, and included (i) approximately $4.2 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2012 to August 31, 2013, (ii) approximately $5.2 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2012 to August 31, 2013  and (iii) approximately $0.1 million paid to the counterparty related to the novated contracts for September 2013 production. Total net derivative settlements received by the Trust for production from September 1, 2012 to August 31, 2013 were $10.0 million, including $0.6 million received in 2012 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $10.96 per Bbl to $101.63 per Bbl. The effects of net settlements paid during 2013 related to September 2013 production were included in the Trust’s February 2014 distribution.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the year ended December 31, 2014 totaled approximately $2.9 million compared to approximately $3.9 million for the year ended December 31, 2013. Post-production costs decreased as a result of decreased total production.

Property Taxes. Property taxes paid during each of the years ended December 31, 2014 and 2013 totaled approximately $0.6 million. The total payment made related to 2014 property taxes was $0.2 million (paid in December 2014). The Trust’s estimated remaining 2014 property tax liability of approximately $0.2 million will be paid during 2015. This compares to approximately $0.7 million in reimbursements made to SandRidge related to 2013 property taxes (approximately $369,000 reimbursed in December 2013 and approximately $369,000 reimbursed in April 2014).

Production Taxes. Production taxes are calculated as a percentage of oil, NGL and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the year ended December 31, 2014 totaled $1.2 million, or $0.73 per Boe, and were approximately 1.5% of royalty income. Production taxes for the year ended December 31, 2013 totaled $2.0 million, or $0.91 per Boe, and were approximately 1.8% of royalty income.

Trust Administrative Expenses. Trust administrative expenses for the year ended December 31, 2014 totaled approximately $1.3 million compared to approximately $1.5 million for the year ended December 31, 2013.

Distributable Income

Distributable income for the year ended December 31, 2014 was $78.4 million, which included a net addition to the cash reserve for the payment of future Trust expenses of approximately $0.1 million (approximately $1.9 million withheld from 2014 cash distributions to unitholders partially offset by approximately $1.8 million used to pay Trust expenses during the period). Distributable income for the year ended December 31, 2013 was $113.9 million, which included a net addition to the cash reserve for the payment of future Trust expenses of approximately $0.8 million (approximately $2.9 million withheld from 2013 cash distributions to unitholders partially offset by approximately $2.1 million used to pay Trust expenses during the period).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the years ended December 31, 2014 and 2013 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the November 2013 distribution was below the Subordination Threshold, reduced distributions were paid to the subordinated units for that period. Since income available for distribution on the Trust common units for the May 2014, August 2014 and November 2014 distributions was below the Subordination Threshold, no distribution was paid to the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $16.6 million and $0.2 million more in distributions for the years ended December 31, 2014 and 2013, respectively, than such holders would have received had the subordination provisions not existed.

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

Derivative Settlements. Net cash settlements received related to the Trust’s derivatives during the year ended December 31, 2013 were approximately $9.3 million, and included (i) approximately $4.2 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2012 to August 31, 2013, (ii) approximately $5.2 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2012 to August 31, 2013  and (iii) approximately $0.1 million paid to the counterparty related to the novated contracts for September 2013 production. Total net derivative settlements received by the Trust for production from September 1, 2012 to August 31, 2013 were $10.0 million, including $0.6 million received in 2012 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $10.96 per Bbl to $101.63 per Bbl. The effects of net settlements paid during 2013 related to September 2013 production were included in the Trust’s February 2014 distribution. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2012 were approximately $6.2 million, and included $5.6 million related to production attributable to the Royalty Interests from April 1, 2012 to August 31, 2012, which effectively increased the average price received for oil production for the related period by $8.99 per Bbl to $99.76 per Bbl. Additionally, during November 2012, the Trust received $0.6 million related to September 2012 production from the counterparty to the novated contracts. Derivative settlements related to September 2012 production were included in the Trust’s March 2013 quarterly distribution.

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

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the year ended December 31, 2013 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the November 2013 distribution was below the Subordination Threshold, reduced distributions were paid to the subordinated units for that period. As a result of the subordination provisions, holders of common units received approximately $0.2 million more in distributions for the year ended December 31, 2013 than such holders would have received had the subordination provisions not existed. There were no subordinated or incentive distributions made during 2012.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and the Trust’s derivative contracts, and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements contained in Item 8 of this report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge during the subordination period, payment of amounts owed under the Trust’s derivative contracts, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. See Item 3 of this report for a description of the impact of legal proceedings on the Trust’s administrative expenses. Under the conveyances granting the Royalty Interests, the Trust does not have any capital requirements related to drilling wells or any other operating and capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests that quarter, over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions prior to the expiration of those provisions. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust.

If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at December 31, 2014 or 2013.

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

Trust Distributions to Unitholders. During the years ended December 31, 2014, 2013 and 2012, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2014
First Quarter	September 1, 2013— November 30, 2013	January 30, 2014	February 28, 2014	$24.2
Second Quarter	December 1, 2013 — February 28, 2014	April 24, 2014	May 30, 2014	$20.8
Third Quarter	March 1, 2014 — May 31, 2014	July 31, 2014	August 29, 2014	$18.1
Fourth Quarter	June 1, 2014 — August 31, 2014	October 30, 2014	November 26, 2014	$15.0

Calendar Quarter 2013
First Quarter	September 1, 2012 — November 30, 2012	January 31, 2013	March 1, 2013	$26.5
Second Quarter	December 1, 2012 — February 28, 2013	April 25, 2013	May 30, 2013	$27.8
Third Quarter	March 1, 2013 — May 31, 2013	July 25, 2013	August 29, 2013	$34.0
Fourth Quarter	June 1, 2013 — August 31, 2013	October 24, 2013	November 29, 2013	$26.4

Calendar Quarter 2012
First Quarter	N/A	N/A	N/A	N/A
Second Quarter	January 1, 2012 — February 29, 2012	April 30, 2012	May 30, 2012	$13.3
Third Quarter	March 1, 2012 — May 31, 2012	July 26, 2012	August 29, 2012	$24.7
Fourth Quarter	June 1, 2012 — August 31, 2012	November 1, 2012	November 29, 2012	$29.8

On February 27, 2015, the Trust paid a cash distribution of $0.375 per common unit covering production for the three-month period from September 1, 2014 to November 30, 2014. No distribution was paid on the subordinated units for the period. The distribution totaled $14.0 million and was made to record unitholders as of February 13, 2015.

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2014 is provided in the following table:

	Payments Due by Year
	2015	2016	2017	2018	2019	After 2019	Total
	(in thousands)
Administrative services fee	$300.0	$300.0	$300.0	$300.0	$300.0	$3,600.0	$5,100.0
Trustee Administrative fee	150.0	150.0	150.0	150.0	150.0	1,800.0	2,550.0
Collateral agency fee	15.0	—	—	—	—	—	15.0
Delaware Trustee fee	2.4	2.4	2.4	2.4	2.4	28.8	40.8
Total	$467.4	$452.4	$452.4	$452.4	$452.4	$5,428.8	$7,705.8

Pursuant to the terms of the administrative services agreement with SandRidge, the Trust is obligated to pay SandRidge an annual administrative services fee of $300,000 for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust throughout the life of the Trust. Pursuant to the trust agreement, the Trust is obligated to pay the Trustee an annual administrative fee of $150,000 until January 1, 2018 after which the fee will be adjusted annually for inflation by no more than plus or minus 3% in any one year through 2031 and the Trust is obligated to pay the Delaware Trustee an annual fee of $2,400, throughout the life of the Trust. Additionally, pursuant to the terms of the collateral agency agreement, the Trust pays an annual fee of $15,000 to the collateral agent through 2015.

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

Impairment of Investment in Royalty Interests. The investment in royalty interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Potential impairments of the investment in royalty interests are determined by comparing the net capitalized costs of investment in royalty interests to undiscounted future net revenues attributable to the Trust’s interest in the proved oil, NGL and natural gas reserves of the Underlying Properties. The Trust provides a write-down to the extent that the net capitalized costs exceed the fair value of the Royalty Interests, which is determined using net discounted future cash flows of the oil, NGL and natural gas reserves attributable to the Royalty Interests. Different pricing assumptions or discount rates could result in a different calculated impairment. Any such write-down would be charged directly to trust corpus and would not reduce distributable income. No impairments were recorded in 2014, 2013 or 2012.

Refer to Note 1 to the financial statements included in Item 8 of this report for the Trust’s significant accounting policies.

Off-balance sheet arrangements

As of December 31, 2014, the Trust had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The discussion in this section provides information about commodity derivative contracts, certain benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement effective April 1, 2012. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. Concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparties, and is required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust paid a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon NYMEX prices. The contracts underlying the derivatives agreement may not cover all of the future sales volumes of oil production from the Initial Wells as well as a portion of the anticipated future production from the Trust Development Wells through December 31, 2015. See “—In certain circumstances the Trust may have to make cash payments under the hedging arrangements and these payments could be significant; such arrangements are secured by the Trust’s Royalty Interests in the Underlying Properties” in Item 1A of this report. The Trust does not have the ability to enter into its own derivative contracts. See Note 6 to the financial statements contained in Item 8 of this report for notional and price information of the Trust’s open oil derivative contracts at December 31, 2014. The Trust received net settlement proceeds of approximately $1.2 million, $9.3 million and $6.2 million related to the derivatives agreement during the years ended December 31, 2014, 2013 and 2012, respectively.

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of oil, NGL and natural gas production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil, NGL and natural gas production. The derivative contracts described above are intended to mitigate a portion of the variability of oil prices received for the Trust’s share of production from the Underlying Properties through December 31, 2015. See “— Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

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

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Trustee conducted an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this annual report. Based on this evaluation, Sarah Newell, as Trust Officer, has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2014 to provide reasonable assurance that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by SandRidge Energy, Inc. (“SandRidge”).

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

Item 11.                            Executive Compensation

During the years ended December 31, 2014, 2013 and 2012, the Trustee and the Delaware Trustee received administrative fees from the Trust pursuant to the trust agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12.                           Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 6, 2015 by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

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

At the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation to the Trust, the subordinated units will automatically convert into common units on a one-for-one basis. The subordinated units constitute 25.0% of the total number of units outstanding. As of March 6, 2015, SandRidge owned 37.6% of the total Trust units outstanding.

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

Item 13.                            Certain Relationships and Related Transactions and Director Independence

In conjunction with the conveyance of the Royalty Interests to the Trust, the Trust entered into the development agreement and the administrative services agreement with SandRidge and/or one of its wholly owned subsidiaries on April 23, 2012, effective January 1, 2012. Additionally, the Trust entered into the derivatives agreement with SandRidge on April 23, 2012, which was effective April 1, 2012, and the registration rights agreement with SandRidge. The Trust makes certain payments to SandRidge, the Trustee and the Delaware Trustee pursuant to the trust agreement, the administrative services agreement and the derivatives agreement. Descriptions of these agreements are included in “Business” in Item 1 of this report; in “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report; and in Note 6 to the financial statements included in Item 8 of this report. In addition, the description of the initial public offering included in “Business” in Item 1of this report is hereby incorporated by reference.

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

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Trust’s financial statements for 2014 and 2013 and fees billed for other services rendered by PricewaterhouseCoopers LLP.

	2014	2013
Audit fees(1)	$255,000	$255,000
Audit-related fees	—	—
Tax fees	390,000	368,000
All other fees	—	—
Total fees	$645,000	$623,000

(1)                  Fees for audit services in 2014 and 2013 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of SandRidge Mississippian Trust II and The Bank of New York Mellon Trust Company, N.A., Trustee:

We have audited the accompanying statement of assets and trust corpus of SandRidge Mississippian Trust II (the “Trust”) as of December 31, 2014 and 2013, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2014. We also have audited the Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2014 and December 31, 2013, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2014, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Oklahoma City, Oklahoma
March 13, 2015

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$2,573	$2,236
Investment in royalty interests	467,146	467,146
Less: accumulated amortization	(104,793)	(72,816)
Net investment in royalty interests	362,353	394,330
Total assets	$364,926	$396,566
TRUST CORPUS
Trust corpus, 37,293,750 common units and 12,431,250 subordinated units issued and outstanding at December 31, 2014 and 2013	$364,926	$396,566

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Years Ended December 31,
	2014	2013	2012
Revenues
Royalty income	$83,174	$113,338	$68,299
Derivative settlements, net	1,204	9,372	6,209

Total revenues	84,378	122,710	74,508
Expenses
Post-production expenses	2,858	3,917	2,418
Property taxes	575	619	264
Production taxes	1,223	2,024	976
Trust administrative expenses	1,268	1,475	917
Cash reserves withheld, net of amounts used for current Trust expenses	68	808	1,509
Total expenses	5,992	8,843	6,084

Distributable income available to unitholders	78,386	113,867	68,424

Distributable income per common unit (37,293,750 units issued and outstanding)	$2.014	$2.304	$1.376
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.264	$2.244	$1.376

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Years Ended December 31,
	2014	2013	2012

Trust corpus, beginning of year	$396,566	$438,011	$1
Issuance of Trust units	—	—	587,087
Conveyance of royalty interests	—	—	467,146
Consideration paid for conveyance of royalty interests	—	—	(587,087)
Amortization of investment in royalty interests	(31,977)	(41,550)	(31,266)
Net cash reserves withheld	68	808	1,509
Distributable income	78,386	113,867	68,424
Distributions paid or payable to unitholders	(78,117)	(114,570)	(67,803)

Trust corpus, end of year	$364,926	$396,566	$438,011

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

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas liquids (“NGL”) and natural gas production attributable to SandRidge’s net revenue interest in 54 wells producing at December 31, 2011 and 13 additional wells awaiting completion at that time (together, the “Initial Wells”), and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, NGLs and natural gas production attributable to SandRidge’s net revenue interest in the equivalent of 206 horizontal oil and natural gas development wells to be drilled (the “Trust Development Wells”) within an area of mutual interest (“AMI”) beginning on January 1, 2012, the effective date of the conveyance. Although the Trust was formed on December 13, 2011, the conveyance of the Royalty Interests did not occur until April 2012 and no proceeds from the sale of oil and natural gas production were received by the Trust until May 2012.

As specified in the development agreement executed by the Trust with SandRidge (see Note 6), SandRidge is credited for having drilled one full Trust Development Well if a well is drilled and perforated for completion with a perforated length between 3,500 feet and 4,500 feet within the Mississippian formation and SandRidge’s net revenue interest in the well is equal to 47.4%. SandRidge receives proportional credit for Trust Development Wells if the perforated length is less than 3,500 feet or greater than 4,500 feet, or if SandRidge’s net revenue interest is less than or greater than 47.4%, SandRidge will receive a proportionate credit for such well. Accordingly, the actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest and the perforated length of each well. At December 31, 2014, these properties consisted of Royalty Interests in (a) the Initial Wells, (b) 170 additional wells (equivalent to approximately 199 Trust Development Wells under the development agreement as described in Note 6) that were drilled and perforated for completion between December 31, 2011 and December 31, 2014, and (c) the equivalent of approximately 7 Trust Development Wells to be drilled within the AMI.

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

Initial Public Offering. Through an initial public offering in April 2012, the Trust sold 29,900,000 of its common units to the public for net proceeds, after payment of offering expenses, of approximately $590.2 million. The Trust delivered the net proceeds of the offering, which were further reduced by $3.1 million for a structuring fee paid to certain of the underwriters, along with 7,393,750 common units and 12,431,250 subordinated units, to certain wholly owned subsidiaries of SandRidge, in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions and as of December 31, 2014, there were 49,725,000 Trust units, consisting of 37,293,750 common and 12,431,250 subordinated units, issued and outstanding. At December 31, 2014, SandRidge owned 6,243,750 Trust common units and 12,431,250 Trust subordinated units. The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions as described below.

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property taxes and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it. However, the Trust’s first distribution in May 2012 covered production for the two-month period from January 1, 2012 to February 29, 2012. Each subsequent distribution covers a three-month period.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS (Continued)

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

The subordinated units, all of which are held by SandRidge, constitute 25% of the Trust units issued and outstanding. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). On the day following the end of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions in respect of subsequent periods will terminate. Distributions made on common units in respect of subsequent periods will no longer have the benefit of the Subordination Threshold nor will the common units be subject to the Incentive Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

Dissolution. The Trust will dissolve and begin to liquidate on December 31, 2031 (the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be retained by the Trust at the Termination Date and thereafter sold, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis. SandRidge has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust will not dissolve until the Termination Date unless any of the following occurs: (a) the Trust sells all of the royalty interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) the holders of a majority of the total Trust units outstanding and a majority of the common units (excluding common units owned by SandRidge and its affiliates) in each case voting in person or by proxy at a meeting of such holders at which a quorum is present vote in favor of dissolution; except that at any time that SandRidge and its affiliates collectively own less than 10% of the total Trust units outstanding, the standard for approval will be a majority of the Trust units, including units owned by SandRidge, voting in person or by proxy at a meeting of such holders at which a quorum is present; or (d) the Trust is judicially dissolved. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

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

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS (Continued)

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

The investment in royalty interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an assessment is necessary, an impairment would be indicated when the net capitalized costs of investment in royalty interests exceeds undiscounted future net revenues attributable to the Trust’s interest in the proved oil and natural gas reserves of the Underlying Properties. The Trust will provide a write-down to the extent that the net capitalized costs exceed the fair value of the proved oil and natural gas reserves attributable to the Royalty Interests. Any such write-down would be charged directly to trust corpus and would not reduce distributable income. No impairments were recorded in 2014, 2013 or 2012.

Derivative Financial Instruments. The Trust entered into a derivatives agreement with SandRidge to manage risks related to oil price volatility. See Note 6. In accordance with the Trust’s accounting policy, derivative instruments are recorded when benefits are received or obligations are paid. The fair market values and changes in the fair market value of the derivative contracts are not included in the accompanying financial statements as the statements are presented on a modified cash basis. Net cash settlements received related to the Trust’s derivatives during the year ended December 31, 2014 were approximately $1.2 million, and included (i) approximately $0.6 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2013 to August 31, 2014, (ii) approximately $0.4 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2013 to August 31, 2014  and (iii) approximately $0.2 million received from the counterparty related to the novated contracts for September 2014 production. Net settlements received during 2014 related to September 2014 production were included in the Trust’s February 2015 distribution. Net cash settlements received related to the Trust’s derivatives during the year ended December 31, 2013 were approximately $9.3 million, and included (i) approximately $4.2 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2012 to August 31, 2013, (ii) approximately $5.2 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2012 to August 31, 2013  and (iii) approximately $0.1 million paid to the counterparty related to the novated contracts for September 2013 production. Net settlements paid during 2013 related to September 2013 production reduced the Trust’s February 2014 distribution. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2012 were approximately $6.2 million, and included $5.6 million related to production attributable to the Royalty Interests from April 1, 2012 to August 31, 2012. Additionally, during November 2012, the Trust received $0.6 million related to September 2012 production from the counterparty to the novated contracts. Net settlements received during 2012 related to September 2012 production were included in the Trust’s March 2013 distribution.

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

The use of hedging transactions involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties to the contracts novated to the Trust by SandRidge have an “investment grade” credit rating. SandRidge, on behalf of the Trust, monitors on an ongoing basis the credit rating of the hedging counterparties. The Trust has a master

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS (Continued)

netting agreement with its derivative contract counterparties, which allows the Trust to net amounts due from and owed to the same counterparty. As a result of the netting provision, the Trust’s maximum amount of loss under the hedging transaction due to credit risk of the counterparties to the novated contracts is limited to the net amount due from the counterparties under the derivatives. As of December 31, 2014, the counterparties to the contracts novated to the Trust by SandRidge consisted of two financial institutions.  The Trust also has credit risk with respect to SandRidge to the extent that payments under hedging arrangements are remitted to SandRidge for payment to the Trust. The Trust is not required to post additional collateral under the derivative contract.

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

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2014
First Quarter	September 1, 2013— November 30, 2013	January 30, 2014	February 28, 2014	$24.2	$0.568	$0.239
Second Quarter	December 1, 2013 — February 28, 2014	April 24, 2014	May 30, 2014	$20.8	$0.559	$0.000
Third Quarter	March 1, 2014 — May 31, 2014	July 31, 2014	August 29, 2014	$18.1	$0.486	$0.000
Fourth Quarter	June 1, 2014 — August 31, 2014	October 30, 2014	November 26, 2014	$15.0	$0.402	$0.000

Calendar Quarter 2013
First Quarter	September 1, 2012 — November 30, 2012	January 31, 2013	March 1, 2013	$26.5	$0.533	$0.533
Second Quarter	December 1, 2012 — February 28, 2013	April 25, 2013	May 30, 2013	$27.8	$0.558	$0.558
Third Quarter	March 1, 2013 — May 31, 2013	July 25, 2013	August 29, 2013	$34.0	$0.683	$0.683
Fourth Quarter	June 1, 2013 — August 31, 2013	October 24, 2013	November 29, 2013	$26.4	$0.536	$0.514

Calendar Quarter 2012
First Quarter	N/A	N/A	N/A	N/A	N/A	N/A
Second Quarter	January 1, 2012 — February 29, 2012	April 30, 2012	May 30, 2012	$13.3	$0.267	$0.267
Third Quarter	March 1, 2012 — May 31, 2012	July 26, 2012	August 29, 2012	$24.7	$0.497	$0.497
Fourth Quarter	June 1, 2012 — August 31, 2012	November 1, 2012	November 29, 2012	$29.8	$0.599	$0.599

On February 27, 2015, the Trust paid a cash distribution covering production for the period from September 1, 2014 to November 30, 2014. See Note 8 for further discussion.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS (Continued)

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at December 31, 2014 or 2013.

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

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year, beginning in 2018. The Trustee waived its administrative fee for the first quarter of 2012. During 2012, the Trust paid the Trustee’s and the Delaware Trustee’s legal expenses incurred in forming the Trust of approximately $100,000, as well as the Trustee’s acceptance fee in the amount of $10,000. The Trustee’s administrative fees paid during the years ended December 31, 2014 and 2013 were $150,000. The Trustee’s administrative fees paid during the year ended December 31, 2012 was approximately $123,000.

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

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $269.1 million, subject to adjustment as described below. As SandRidge has fulfilled its drilling obligation over time, the total amount that may be recovered has been reduced proportionately, after SandRidge completed 103 Trust Development Wells, as each of the remaining Trust Development Wells is drilled. If SandRidge does not fulfill its drilling obligation by December 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. As of December 31, 2014, SandRidge had drilled and perforated for completion approximately 199 equivalent Trust Development Wells and the maximum amount potentially recoverable under the Drilling Support Lien had been reduced to approximately $19.5 million.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge, effective January 1, 2012, that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivatives contracts underlying the derivatives agreement (described below) and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. SandRidge agreed to waive its administrative services fee for the first quarter of 2012. During the years ended December 31, 2014 and 2013, the Trust paid administrative fees to SandRidge equal to $300,000. During the year ended December 31, 2012, the Trust paid administrative fees to SandRidge equal to $150,000.

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

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS (Continued)

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

The following table presents, as of December 31, 2014, the notional amount and weighted average fixed price of the open contracts underlying the derivatives agreement. The combined volume in the table below reflects the total volume of oil derivative contracts for the Trust.

Oil Contracts Underlying the Derivatives Agreement

	Notional (MBbl)	Weighted Avg. Fixed Price
January 2015 — December 2015	274	$90.30

7. Major Customers

For the years ended December 31, 2014, 2013 and 2012, sales of production attributable to the Royalty Interests exceeding 10% of the Trust’s total revenues were made to the following oil or natural gas purchasers:

	2014
	Sales	% of Revenue
	(in thousands)
Plains All American, Inc.	$46,135	55.5%
Atlas Pipeline Mid-Continent Westok, LLC	$27,648	33.2%

	2013
	Sales	% of Revenue
	(in thousands)
Plains All American, Inc.	$46,420	41.0%
Atlas Pipeline Mid-Continent Westok, LLC	$27,879	24.6%

	2012
	Sales	% of Revenue
	(in thousands)
Plains All American, Inc.	$15,212	22.3%
Sunoco, Inc.	$11,171	16.4%
Atlas Pipeline Mid-Continent Westok, LLC	$11,032	16.2%
Coffeyville Resources, LLC	$7,653	11.2%
Gavilon, LLC	$7,343	10.8%

8. Subsequent Events

On January 29, 2015, the Trust declared a cash distribution of $0.375 per common unit covering production for the three-month period from September 1, 2014 to November 30, 2014 for record unitholders as of February 13, 2015. The distribution was paid on February 27, 2015. Distributable income for September 1, 2014 to November 30, 2014 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$12,949
Derivative settlements, net	2,244
Total revenues	15,193
Expenses
Post-production expenses	540
Production taxes	230
Cash reserves withheld by Trustee(1)	423
Total expenses	1,193
Distributable income available to unitholders	$14,000
Distributable income per common unit (37,293,750 units issued and outstanding)	$0.375
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.000

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS (Continued)

(1)                                 Includes amounts withheld for payment of future Trust administrative expenses.

9. Supplemental Information on Oil and Natural Gas Producing Activities

The following supplemental information includes capitalized costs related to oil and natural gas producing activities; costs incurred in oil and natural gas property acquisition, exploration and development; and the results of operations for oil and natural gas producing activities. Supplemental information is also provided for oil, NGL and natural gas production and average sales prices; the estimated quantities of proved oil, NGL and natural gas reserves; the standardized measure of discounted future net cash flows associated with proved oil, NGL and natural gas reserves; and a summary of the changes in the standardized measure of discounted future net cash flows associated with proved oil, NGL and natural gas reserves. This supplemental information was prepared on an accrual basis, which is the basis upon which SandRidge and the Underlying Properties maintain their records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31, 2014
		For the period
	Modified Cash Basis(1)	September 1, 2013 to December 31, 2013	September 1, 2014 to December 31, 2014	Accrual Basis (2)

Production Data(Unaudited)
Oil (MBbls)	538.2	(231.3)	115.5	422.4
NGL (MBbls)	172.1	(44.2)	99.2	227.1
Natural Gas (MMcf)	5,825.5	(2,221.3)	1,629.2	5,233.4
Combined equivalent volumes (MBoe)(3)	1,681.2	(645.7)	486.2	1,521.7

Royalty Income (in thousands)	$83,174	$(32,100)	$16,593	$67,667
Expenses (in thousands):
Post-production costs	2,859	(1,115)	722	2,466
Property taxes	575	(473)	281	383
Production taxes	1,223	(516)	295	1,002
	$78,517	$(29,996)	$15,295	$63,816

	Year Ended December 31, 2013
		For the period
	Modified Cash Basis(4)	September 1, 2012 to December 31, 2012	September 1, 2013 to December 31, 2013	Accrual Basis (5)

Production Data(Unaudited)
Oil (MBbls)	919.4	(297.7)	231.3	853.0
NGL (MBbls)	86.0	(8.0)	44.2	122.2
Natural Gas (MMcf)	7,351.5	(2,362.3)	2,221.3	7,210.5
Combined equivalent volumes (MBoe)(3)	2,230.7	(699.4)	645.7	2,177.0

Royalty Income (in thousands)	$113,338	$(33,707)	$32,100	$111,731
Expenses (in thousands):
Post-production costs	3,917	(1,316)	1,115	3,716
Property taxes	619	(354)	473	738
Production taxes	2,024	(523)	516	2,017
	$106,778	$(31,514)	$29,996	$105,260

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2012
		For the period
	Modified Cash Basis(6)	January 1, 2012 to April 23, 2012	September 1, 2012 to December 31, 2012	Accrual Basis (7)

Production Data(Unaudited)
Oil (MBbls)	621.4	(248.5)	297.7	670.6
NGL (MBbls)	14.3	(6.5)	8.0	15.8
Natural Gas (MMcf)	4,176.9	(1,755.0)	2,362.3	4,784.2
Combined equivalent volumes (MBoe)(3)	1,331.8	(547.4)	699.4	1,483.8

Royalty Income (in thousands)	$68,299	$(29,467)	$33,707	$72,539
Expenses (in thousands):
Post-production costs	2,418	(1,063)	1,316	2,671
Property taxes	264	(264)	354	354
Production taxes	976	(432)	523	1,067
	$64,641	$(27,708)	$31,514	$68,447

(1)                  Production volumes attributable to the Royalty Interests and related revenues and expenses included in SandRidge’s 2014 net revenue distributions to the Trust. Represents production from September 1, 2013 to August 31, 2014.

(2)                  Production volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis for the year ended December 31, 2014.

(3)                  Barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, which approximates the relative energy content of oil as compared to natural gas.

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

(6)                  Production volumes attributable to the Royalty Interests and related revenues and expenses included in SandRidge’s 2012 net revenue distributions to the Trust. Represents production from January 1, 2012 to August 31, 2012.

(7)                  Production volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from the date of conveyance, April 23, 2012, through December 31, 2012.

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2014	2013	2012
Investment in royalty interests
Proved(1)	$467,146	$467,146	$467,146
Unproved	—	—	—
Total investment in royalty interests	467,146	467,146	467,146
Less accumulated amortization	(104,793)	(72,816)	(31,266)
Net investment in royalty interests	$362,353	$394,330	$435,880

(1)         Royalty Interests conveyed to the Trust by SandRidge in April 2012 were in both proved and unproved locations; however, by December 31, 2012, all Trust Royalty Interests had associated proved reserves.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

The conveyance of the Royalty Interests was accounted for as a transfer of properties between entities under common control and recorded by the Trust at SandRidge’s historical cost, which was $467.1 million. The Trust delivered the net proceeds of its initial public offering, or $590.2 million, along with 7,393,750 common units and 12,431,250 subordinated units, to certain wholly owned subsidiaries of SandRidge in exchange for the conveyance of the Royalty Interests to the Trust in April 2012. The Trust is not responsible for any costs incurred to drill the Trust Development Wells or any other capital costs related to the Underlying Properties.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS (Continued)

As such, the Trust did not incur any costs in the exploration or development of oil and natural gas properties during the years ended December 31, 2014, 2013 or 2012.

Results of Operations for Oil and Natural Gas Producing Activities (Unaudited)

The Trust’s results of operations from oil and natural gas producing activities for each of the years 2014, 2013 and 2012 are shown in the following table (in thousands):

	December 31,
	2014(1)	2013(2)	2012(3)

Revenues	$67,667	$111,731	$72,539
Expenses(4)
Post-production costs	2,466	3,716	2,671
Production taxes	1,002	2,017	1,067
Property taxes	383	738	354
Amortization expense(5)	31,977	41,550	31,266
Total expenses	35,828	48,021	35,358
Results of operations for oil and natural gas producing activities (excluding general and administrative costs and derivative settlements of the Trust)	$31,839	$63,710	$37,181

(1)         Revenues and post-production costs attributable to volumes produced from January 1, 2014 to December 31, 2014, regardless of whether proceeds from the sale of production have been remitted to the Trust by SandRidge.

(2)         Revenues and post-production costs attributable to volumes produced from January 1, 2013 to December 31, 2013, regardless of whether proceeds from the sale of production have been remitted to the Trust by SandRidge.

(3)         Revenues and post-production costs attributable to volumes produced from April 23, 2012, the date of conveyance, to December 31, 2012, regardless of whether proceeds from the sale of production have been remitted to the Trust by SandRidge.

(4)         The Trust does not bear any well operating costs and is not subject to federal or state income taxes.

(5)         Amortization is recorded by the Trust as volumes are produced and does not reduce distributable income, but rather, is recorded directly to trust corpus.

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

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent oil and natural gas consultants, prepared the estimates of proved reserves of oil, NGLs and natural gas attributable to the Royalty Interests as of December 31, 2014 and 2013. Netherland, Sewell & Associates, Inc. (“Netherland Sewell”), independent oil and natural gas consultants, prepared the estimates of proved reserves of oil, NGLs and natural gas attributable to the Royalty Interests as of December 31, 2012. Both Cawley Gillespie and Netherland Sewell are independent petroleum engineers, geologists, geophysicists and petrophysicists and do not own an interest in the Trust or its properties and are not employed on a contingent basis.

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

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS (Continued)

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

The summary below presents changes in the Trust’s estimated reserves during the years ended December 31, 2012, 2013 and 2014.

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)(1)
Proved developed and undeveloped reserves
As of December 31, 2011	—	—	—
Conveyance of Royalty Interests by SandRidge	12,095.3	—	83,790.0
Revisions of previous estimates	(6,430.0)	2,867.8	(12,337.6)
Extensions and discoveries	2,185.2	895.0	20,423.0
Production(2)	(670.6)	(15.8)	(4,784.2)
As of December 31, 2012	7,179.9	3,747.0	87,091.2
Revisions of previous estimates	(1,258.4)	132.3	(13,409.5)
Extensions and discoveries	—	—	—
Production(3)	(853.0)	(122.2)	(7,210.5)
As of December 31, 2013	5,068.5	3,757.1	66,471.2
Revisions of previous estimates	(1,428.9)	264.6	5,012.4
Extensions and discoveries	—	—	—
Production(4)	(422.4)	(227.1)	(5,233.4)
As of December 31, 2014	3,217.2	3,794.6	66,250.2
Proved developed reserves(5)
As of December 31, 2011	—	—	—
As of December 31, 2012	4,041.4	2,143.2	54,749.4
As of December 31, 2013	4,389.4	3,367.1	59,961.4
As of December 31, 2014	2,962.4	3,602.4	63,042.7
Proved undeveloped reserves(5)
As of December 31, 2011	—	—	—
As of December 31, 2012	3,138.5	1,603.8	32,341.8
As of December 31, 2013	679.1	390.0	6,509.8
As of December 31, 2014	254.8	192.2	3,207.5

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

(4)                  Volumes produced from January 1, 2014 to December 31, 2014 regardless of whether proceeds from the sale of such production have been remitted to the Trust by SandRidge.

(5)                  Estimated proved reserves were determined using a 12-month average price for oil, NGLs and natural gas.

The Trust recognized net reductions to reserves associated with proved properties in the AMI of approximately 329 MMBoe and 3,361 MBoe as a result of negative revisions due to well performance during 2014 and 2013, respectively as additional information was obtained through the continued horizontal development of and production within the AMI during the periods. Additionally, approximately 1,896.9 MBoe were converted from proved undeveloped reserves to proved developed reserves during 2013 as SandRidge drilled the Trust Development Wells in order to fulfill its drilling obligation.

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

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS (Continued)

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

•                  pricing is applied based upon 12-month average market prices at December 31, 2014, 2013 and 2012. The calculated weighted average per unit prices for the Trust’s proved reserves and future net revenues were as follows;

	December 31,
	2014	2013	2012
Oil (per barrel)	$92.41	$94.09	$90.57
NGL (per barrel)	$32.88	$30.83	$30.70
Natural Gas (per Mcf)	$3.58	$3.09	$2.24

•                  a discount factor of 10% per year is applied annually to the future net cash flows.

The summary below presents the Trust’s future net cash flows relating to proved oil, NGL and natural gas reserves based on the standardized measure in ASC Topic 932 (in thousands).

As of December 31, 2014
Future cash inflows from production	$659,015
Future production costs(1)	(39,716)
Undiscounted future net cash flows(2)	619,299
10% annual discount	(312,977)
Standardized measure of discounted future net cash flows	$306,322
As of December 31, 2013
Future cash inflows from production	$797,832
Future production costs(1)	(45,575)
Undiscounted future net cash flows(2)	752,257
10% annual discount	(373,541)
Standardized measure of discounted future net cash flows	$378,716
As of December 31, 2012
Future cash inflows from production	$960,669
Future production costs(1)	(50,665)
Undiscounted future net cash flows(2)	910,004
10% annual discount	(422,750)
Standardized measure of discounted future net cash flows	$487,254

(1)                  Includes the Trust’s proportionate share of production taxes and post-production costs. The Trust does not bear any development or operational costs related to wells.

(2)                 The Trust is not subject to federal or state income taxes.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table represents the Trust’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

Present value as of December 31, 2011	$—
Conveyance of Royalty Interests by SandRidge	671,112
Revenues less post-production and other costs	(68,447)
Net changes in prices, production and other costs	(64,467)
Extensions and discoveries	145,560
Revisions of previous quantity estimates	(251,700)
Accretion of discount	58,266
Timing differences and other(1)	(3,070)
Net change for the year	487,254
Present value as of December 31, 2012	487,254
Revenues less post-production and other costs	(105,261)
Net changes in prices, production and other costs	52,997
Revisions of previous quantity estimates	(79,248)
Accretion of discount	42,516
Timing differences and other(1)	(19,542)
Net change for the year	(108,538)
Present value as of December 31, 2013	378,716
Revenues less post-production and other costs	(63,816)
Net changes in prices, production and other costs	18,867
Revisions of previous quantity estimates	(52,703)
Accretion of discount	33,362
Timing differences and other(1)	(8,104)
Net change for the year	(72,394)
Present value as of December 31, 2014	$306,322

(1)                  Changes in timing differences and other are related to revisions in the estimated timing of production and development.

10. Quarterly Financial Results (Unaudited)

The Trust’s operating results for each calendar quarter of 2014 and 2013 are summarized below (in thousands, except per unit data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014	(1)	(2)	(3)	(4)
Royalty income	$24,905	$21,691	$20,076	$16,502
Distributable income available to unitholders	$24,463	$20,582	$18,018	$15,323
Distributable income per common unit	$0.568	$0.552	$0.483	$0.411
Distributable income per subordinated unit	$0.264	$0.000	$0.000	$0.000

2013	(5)	(6)	(7)	(8)
Royalty income	$24,843	$26,692	$33,430	$28,373
Distributable income available to unitholders	$26,826	$27,212	$33,927	$25,902
Distributable income per common unit	$0.539	$0.547	$0.682	$0.536
Distributable income per subordinated unit	$0.539	$0.547	$0.682	$0.476

(1)         Includes proceeds attributable to production from the Royalty Interests from September 1, 2013 to November 30, 2013.

(2)         Includes proceeds attributable to production from the Royalty Interests from December 1, 2013 to February 28, 2014.

(3)         Includes proceeds attributable to production from the Royalty Interests from March 1, 2014 to May 31, 2014.

(4)         Includes proceeds attributable to production from the Royalty Interests from June 1, 2014 to August 31, 2014.

(5)         Includes proceeds attributable to production from the Royalty Interests from September 1, 2012 to November 30, 2012.

(6)         Includes proceeds attributable to production from the Royalty Interests from December 1, 2012 to February 28, 2013.

(7)         Includes proceeds attributable to production from the Royalty Interests from March 1, 2013 to May 31, 2013.

(8)         Includes proceeds attributable to production from the Royalty Interests from June 1, 2013 to August 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDRIDGE MISSISSIPPIAN TRUST II

By:	The Bank of New York Mellon
Trust Company, N.A., Trustee

	By:	/s/ Sarah Newell
Sarah Newell Vice President

March 13, 2015

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