Form 10-Q
period 2015-06-30
SandRidge Mississippian Trust II
filed 2015-08-07
CIK 1538267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 37,293,750 Common Units and 12,431,250 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II

FORM 10-Q

Quarter Ended June 30, 2015

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, including information regarding target distributions, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,945	$2,573

Investment in royalty interests	467,146	467,146
Less: accumulated amortization	(118,912)	(104,793)
Net investment in royalty interests	348,234	362,353

Total assets	$350,179	$364,926

TRUST CORPUS

Trust corpus, 37,293,750 common units and 12,431,250 subordinated units issued and outstanding at June 30, 2015 and December 31, 2014	$350,179	$364,926

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues
Royalty income	$8,056	$21,691	$21,006	$46,596
Derivative settlements, net	2,772	454	5,983	1,752

Total revenues	10,828	22,145	26,989	48,348
Expenses
Post-production expenses	534	725	1,074	1,568
Property taxes	177	369	177	369
Production taxes	139	236	369	634
Trust administrative expenses	562	460	1,197	908
Cash reserves used for current Trust expenses, net of amounts withheld	(273)	(227)	(484)	(176)
Total expenses	1,139	1,563	2,333	3,303

Distributable income available to unitholders	9,689	20,582	24,656	45,045

Distributable income per common unit (37,293,750 units issued and outstanding)	$0.260	$0.552	$0.661	$1.120
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.000	$0.000	$0.000	$0.264

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Trust corpus, beginning of period	$364,926	$396,566
Amortization of investment in royalty interests	(14,119)	(16,714)
Net cash reserves used	(484)	(176)
Distributable income	24,656	45,045
Distributions paid or payable to unitholders	(24,800)	(45,001)

Trust corpus, end of period	$350,179	$379,720

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust common units and 12,431,250 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At June 30, 2015, SandRidge owned 6,243,750 Trust common units and 12,431,250 Trust subordinated units, or approximately 37.6% of all Trust units.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas liquids (“NGL”) and natural gas production attributable to SandRidge’s net revenue interest in 54 wells producing at December 31, 2011 and 13 additional wells awaiting completion at that time (together, the “Initial Wells”), and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, NGLs and natural gas production attributable to SandRidge’s net revenue interest in 206 horizontal oil and natural gas development wells drilled thereafter (the “Trust Development Wells”) within an area of mutual interest (“AMI”). Pursuant to a development agreement entered into between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by December 31, 2016. SandRidge fulfilled this obligation in March 2015.

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

The Trust will dissolve and begin to liquidate on December 31, 2031 (the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves,

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

distributed to the unitholders on a pro rata basis. SandRidge has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust will not dissolve until the Termination Date unless any of the following occurs: (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

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

Distributable Income Per Common and Subordinated Unit. The Trust calculates distributable income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying unaudited statements of distributable income have been allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the periods presented had been distributed. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to the timing of the Trust’s receipt or payment of settlements on novated derivative contracts. See discussion of the Trust’s derivative contracts at Note 4. After the conversion of the Trust’s subordinated units to common units and payment of the distribution in respect of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, all Trust unitholders will share on a pro rata basis in the Trust’s distributable income.

Interim Financial Statements. The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2014 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2014 has been derived from audited financial statements. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the 2014 Form 10-K.

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in August 2015. A summary of the Trust’s distributions to unitholders during the six-month period ended June 30, 2015 and the year ended December 31, 2014 is as follows:

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$14.0	$0.375	$0.000
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$10.8	$0.290	$0.000

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2014
First Quarter	September 1, 2013 — November 30, 2013	January 30, 2014	February 28, 2014	$24.2	$0.568	$0.239
Second Quarter	December 1, 2013 — February 28, 2014	April 24, 2014	May 30, 2014	$20.8	$0.559	$0.000
Third Quarter	March 1, 2014 — May 31, 2014	July 31, 2014	August 29, 2014	$18.1	$0.486	$0.000
Fourth Quarter	June 1, 2014 — August 31, 2014	October 30, 2014	November 26, 2014	$15.0	$0.402	$0.000

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in January 2018. The Trustee’s administrative fees paid during each of the three-month periods ended June 30, 2015 and 2014, totaled approximately $38,000. The Trustee’s administrative fees paid during each of the six-month periods ended June 30, 2015 and 2014, totaled approximately $75,000.

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

Development Agreement. The Trust’s development agreement with SandRidge obligated SandRidge to drill, or cause to be drilled, the Trust Development Wells by December 31, 2016. Additionally, SandRidge agreed not to drill and complete, or allow another person within its control to drill and complete, any other well in the AMI other than the Trust Development Wells until SandRidge had fulfilled its drilling obligation. The Development Agreement terminated upon SandRidge’s fulfillment of its drilling obligation during March 2015.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of- pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three-month periods ended June 30, 2015 and 2014, the Trust paid administrative fees to SandRidge equal to $75,000 and $150,000, respectively. During each of the six-month periods ended June 30, 2015 and 2014, the Trust paid administrative fees to SandRidge equal to $225,000.

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

The following table presents, as of June 30, 2015, the notional amount and weighted average fixed price of the open contracts underlying the derivatives agreement.

Oil Contracts Underlying the Derivatives Agreement

	Notional (MBbl)	Weighted Avg. Fixed Price
July 2015 — December 2015	138	$90.30

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at June 30, 2015 or December 31, 2014.

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

Legal Proceedings. On May 11, 2015, the U.S. District Court for the Western District of Oklahoma issued an order dismissing all claims against the Trust in a putative class action lawsuit filed by unitholders of the Trust and stockholders of SandRidge, in which the plaintiffs asserted a variety of federal securities claims against the Trust, SandRidge and certain of SandRidge’s current and former officers and directors, among other defendants.  As a result of the order, the Trust is no longer a party in the lawsuit.  However, the dismissal was based on a procedural defect, and thus was made without prejudice to the plaintiffs’ rights, if any, to refile their claims against the Trust once the defect is cured.

On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants ( the “Securities Litigation”). The complaint asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of SandRidge Mississippian Trust I in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 17, 2012. The claims are based on allegations that SandRidge and

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

certain of its current and former officers and directors, among other defendants, including the Trust, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs.

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

6. Subsequent Events

Distribution to Unitholders. On July 30, 2015, the Trust declared a cash distribution of $0.251 per common unit covering production for the three-month period from March 1, 2015 to May 31, 2015 for record holders as of August 14, 2015. The distribution will be paid on or about August 28, 2015. Distributable income for March 1, 2015 to May 31, 2015 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$8,098
Derivative settlements, net	2,509
Total revenues	10,607
Expenses
Post-production expenses	624
Production taxes	143
Cash reserves withheld by Trustee(1)	474
Total expenses	1,241
Distributable income available to unitholders	$9,366
Distributable income per common unit (37,293,750 units issued and outstanding)	$0.251
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.000

(1)               Includes amounts withheld for payment of future Trust administrative expenses.

Because income available for distribution on all outstanding Trust units was $0.188 per unit, which was below the Subordination Threshold of $0.648 for the period, no distribution will be paid to subordinated units for the period.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the financial condition, results of operations, liquidity and capital resources of SandRidge Mississippian Trust II (the “Trust”). This discussion and analysis should be read in conjunction with the Trust’s unaudited financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2014 Form 10-K.

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

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, NGLs and natural gas. The markets for these commodities are volatile and experienced significant pricing declines during the latter half of 2014 and into 2015.  Although distributions relating to production through December 31, 2015 are partially supported by hedging arrangements, such arrangements are not in place for production attributable to periods thereafter. The Trust received net settlement proceeds of approximately $2.8 million and $0.5 million during the three-month periods ended June 30, 2015 and 2014, respectively. The Trust received net settlement proceeds of approximately $6.0 million and $1.8 million during the six-month periods ended June 30, 2015 and 2014, respectively.

As of March 31, 2015, SandRidge had fulfilled its drilling obligation to the Trust. Accordingly, on April 1, 2016, the subordinated units will automatically convert into common units and distributions made on common units in respect of subsequent periods will no longer have the benefit of the Subordination Threshold.

Properties. As of June 30, 2015, the Trust’s properties consisted of Royalty Interests in the Initial Wells and 173 additional wells (equivalent to approximately 206 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between December 31, 2011 and March 31, 2015 in northern Oklahoma and southern Kansas.

SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells on or before December 31, 2016. SandRidge is not permitted to drill and complete any well within the AMI for its own account until it had satisfied the drilling obligation to the Trust.  As of March 31, 2015, SandRidge had fulfilled its drilling obligation to the Trust by drilling and perforating for completion approximately 206 equivalent Trust Development Wells.

The Trust was not responsible for any costs related to the drilling of the Trust Development Wells and is not responsible for any other operating or capital costs related to the Underlying Properties. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled as of June 30, 2015 and December 31, 2014.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
June 30, 2015	67	206	—	273
December 31, 2014	67	199	7	273

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

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)

2015
Second quarter (3)	$0.64	$0.97
Third quarter	0.64	0.96
Fourth quarter	0.64	0.96

2016
First quarter	0.67	1.00
Second quarter	0.64	0.96

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

(3)         A distribution of $0.251 per common unit was declared on July 30, 2015 and is expected to be paid on or about August 28, 2015. Because income available for distribution on all outstanding Trust units was $0.188 per unit, which was below the Subordination Threshold of $0.648 for the period, no distribution will be paid to the subordinated units for the period.  See Note 6 to the financial statements contained in Item 1 of this report for further discussion.

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

Litigation. As described in more detail in Item 1 of Part II, Legal Proceedings, claims brought against the Trust in a putative class action against SandRidge and others were dismissed in the second quarter of 2015. However, the dismissal was based on a procedural defect, and thus was made without prejudice to the plaintiffs’ rights, if any, to refile their claims against the Trust once the defect is cured. Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly.  However, the Trust is entitled to contractual indemnification covering reasonable costs of investigation and attorney’s fees and expenses that the Trust believes will be applicable.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, NGLs and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from or paid to the Trust’s derivative counterparties. Information regarding the Trust’s production, pricing and costs for the three- and six-month periods ended June 30, 2015 and 2014 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015(1)	2014(2)	2015(3)	2014(4)
Production Data
Oil (MBbls)	74	143	156	321
NGL (MBbls)	73	31	148	65
Natural gas (MMcf)	1,100	1,500	2,288	3,165
Combined equivalent volumes (MBoe)	330	424	685	913
Average daily combined equivalent volumes (MBoe/d)	3.7	4.7	3.8	5.0

Well Data
Initial and Trust Development Wells producing - average	231	231	237	230

Revenues (in thousands)
Royalty income	$8,056	$21,691	$21,006	$46,596
Derivative settlements	2,772	454	5,983	1,752
Total revenue	$10,828	$22,145	$26,989	$48,348

Expenses (in thousands)
Post-production expenses	$534	$725	$1,074	$1,568
Property taxes	177	369	177	369
Production taxes	139	236	369	634
Trust administrative expenses	562	460	1,197	908
Cash reserves used for current Trust expenses, net of amounts withheld	(273)	(227)	(484)	(176)
Total expenses	$1,139	$1,563	$2,333	$3,303
Distributable income available to unitholders	$9,689	$20,582	$24,656	$45,045

Average Prices
Oil (per Bbl)	$50.00	$94.46	$66.95	$96.88
NGL (per Bbl)	$15.11	$40.32	$22.44	$37.91
Combined oil and NGL (per Bbl)	$32.71	$84.87	$45.26	$86.93
Natural gas (per Mcf)	$2.97	$4.64	$3.17	$4.12
Combined equivalent (per Boe)	$24.44	$51.20	$30.67	$51.01

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$102.84	$99.51	$106.42	$102.22
NGL (per Bbl)	$15.11	$40.32	$22.44	$37.91
Combined oil and NGL (per Bbl)	$59.38	$89.02	$65.49	$91.37
Natural gas (per Mcf)	$2.49	$4.15	$2.71	$3.63
Combined equivalent (per Boe)	$34.65	$51.19	$38.07	$51.17

Expenses (per Boe)
Post-production	$1.62	$1.71	$1.57	$1.72
Production taxes	$0.42	$0.56	$0.54	$0.69

(1)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2015 (included in SandRidge’s May 2015 net revenue distribution to the Trust) represent production from December 1, 2014 to February 28, 2015.

(2)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2014 (included in SandRidge’s May 2014 net revenue distribution to the Trust) represent production from December 1, 2013 to February 28, 2014.

(3)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2015 (included in SandRidge’s  February 2015 and May 2015 net revenue distributions to the Trust) represent production from September 1, 2014 to February 28, 2015.

(4)        Production volumes and related revenues and expenses for the six-month period ended June 30, 2014 (included in SandRidge’s February 2014 and May 2014 net revenue distributions to the Trust) represent production from September 1, 2013 to February 28, 2014.

(5)         Includes impact of derivative settlements attributable to production from December 1, 2014 to February 28, 2015 for the three-month period ended June 30, 2015 and from December 1, 2013 to February 28, 2014 for the three-month period ended June 30, 2014. Includes impact of derivative settlements attributable to production from September 1, 2014 to February 28, 2015 for the six-month period ended June 30, 2015 and from September 1, 2013 to February 28, 2014 for the six-month period ended June 30, 2014.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues

Royalty Income. Royalty income received during the three-month period ended June 30, 2015 totaled $8.1 million compared to $21.7 million received during the three-month period ended June 30, 2014. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The decrease in royalty income was attributable to the decrease in total volumes produced caused by natural declines in production and a decrease in prices received. Royalty income received during the three-month period ended June 30, 2015 was based upon production attributable to the Royalty Interests of 74 MBbls of oil, 73 MBbls of NGLs and 1,100 MMcf of natural gas, or 330 MBoe of combined production, for the period from December 1, 2014 to February 28, 2015. Royalty income received during the three-month period ended June 30, 2014 was based upon production attributable to the Royalty Interests of 143 MBbls of oil, 31 MBbls of NGLs and 1,500 MMcf of natural gas, or 424 MBoe of combined production, for the period from December 1, 2013 to February 28, 2014. During the 2015 period, NGL production volumes were higher than in the 2014 period as a result of a contractual change to the Trust’s gathering agreement. The average price received for oil decreased to $50.00 per Bbl during the three-month period ended June 30, 2015 from $94.46 per Bbl during the same period in 2014, while the average price received for NGLs decreased to $15.11 per Bbl during the three-month period ended June 30, 2015 from $40.32 per Bbl during the same period in 2014. The average price received for natural gas decreased to $2.97 per Mcf during the three-month period ended June 30, 2015 from $4.64 per Mcf during the same period in 2014.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015, including the effects of amendments executed in May 2014, by the use of oil fixed price swaps. Net cash settlements received related to the Trust’s derivatives during the three-month period ended June 30, 2015 were approximately $2.8 million received related to the conveyed contracts for production attributable to the Royalty Interests from December 1, 2014 to February 28, 2015. Total net derivative settlements received by the Trust for production from December 1, 2014 to February 28, 2015 were $3.9 million, including approximately $1.1 million received in February 2015 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $52.84 per Bbl to $102.84 per Bbl. Net cash settlements received related to the Trust’s derivatives during the three-month period ended June 30, 2014 were approximately $454,000, and included (i) approximately $419,000 received related to the conveyed contracts for production attributable to the Royalty Interests from December 1, 2013 to February 28, 2014, (ii) approximately $83,000 received from the counterparty to the novated contracts for production attributable to the Royalty Interests from January 1, 2014 to February 28, 2014 and (iii) approximately $48,000 paid to the counterparty to the novated contracts for March 2014 production. Total net derivative settlements received by the Trust for production from December 1, 2013 to February 28, 2014 were $721,000, including the impact of $219,000 received in February 2014 from the counterparty to the novated contracts for December 2013 production, which effectively increased the average price received for oil production for the related period by $5.05 per Bbl to $99.51 per Bbl.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market natural gas produced. Post-production expenses for the three-month period ended June 30, 2015 decreased to approximately $0.5 million from approximately $0.7 million for the three-month period ended June 30, 2014 due to decreased natural gas production.

Property Taxes. The Trust paid approximately $0.2 million of its $0.4 million 2014 property tax assessment during the three-month period ended June 30, 2015. The Trust paid approximately $0.4 million of its $0.7 million 2013 property tax assessment during the three-month period ended June 30, 2014.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended June 30, 2015 totaled approximately $0.1 million, or $0.42 per Boe, and were approximately 1.7% of royalty income. Production taxes for the three-month period ended June 30, 2014 totaled approximately $0.2 million, or $0.56 per Boe, and were approximately 1.1% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended June 30, 2015 remained relatively consistent and totaled approximately $0.6 million compared to approximately $0.5 million for the three-month period ended June 30, 2014.

Distributable Income

Distributable income for the three-month period ended June 30, 2015 was $9.7 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.3 million (approximately $0.7 million used to pay Trust expenses during the period partially offset by approximately $0.4 million withheld from the May 2015 cash distribution to unitholders). Distributable income for the three-month period ended June 30, 2014 was $20.6 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.2 million (approximately $0.8 million used to pay Trust expenses during the period partially offset by approximately $0.6 million withheld from the May 2014 cash distribution to unitholders).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the three-month periods ended June 30, 2015 and 2014 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the May 2015 and 2014 distributions were below the Subordination Threshold, no distributions were paid to the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $2.7 million and $5.2 million more in distributions for the three-month periods ended June 30, 2015 and 2014, respectively, than such holders would have received had the subordination provisions not existed.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues

Royalty Income. Royalty income received during the six-month period ended June 30, 2015 totaled $21.0 million compared to $46.6 million received during the six-month period ended June 30, 2014. The decrease in royalty income was attributable to the decrease in total volumes produced caused by natural declines in production and a decrease in prices received. Royalty income received during the six-month period ended June 30, 2015 was based upon production attributable to the Royalty Interests of 156 MBbls of oil, 148 MBbls of NGLs and 2,288 MMcf of natural gas, or 685 MBoe of combined production, for the period from September 1, 2014 to February 28, 2015. Royalty income received during the six-month period ended June 30, 2014 was based upon production attributable to the Royalty Interests of 321 MBbls of oil, 65 MBbls of NGLs and 3,165 MMcf of natural gas, or 913 MBoe of combined production, for the period from September 1, 2013 to February 28, 2014. During the 2015 period, NGL production volumes were higher than in the 2014 period as a result of a contractual change to the Trust’s gathering agreement. The average price received for oil decreased to $66.95 per Bbl during the six-month period ended June 30, 2015 from $96.88 per Bbl during the same period in 2014, while the average price received for NGLs decreased to $22.44 per Bbl during the six-month period ended June 30, 2015 from $37.91 per Bbl during the same period in 2014. The average price received for natural gas decreased to $3.17 per Mcf during the six-month period ended June 30, 2015 from $4.12 per Mcf during the same period in 2014.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015, including the effects of amendments executed in May 2014, by the use of oil fixed price swaps. Net cash settlements received related to the Trust’s derivatives during the six-month period ended June 30, 2015 were approximately $6.0 million, and included (i) approximately $3.8 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2014 to February 28, 2015 and (ii) approximately $2.2 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2014 to December 31, 2014. Total net derivative settlements received by the Trust for production from September 1, 2014 to February 28, 2015 were $6.1 million, including approximately $0.1 million received in November 2014 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $39.47 per Bbl to $106.42 per Bbl. Net cash settlements received related to the Trust’s derivatives during the six-month period ended June 30, 2014 were approximately $1.8 million, and included (i) approximately $1.0 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2013 to February 28, 2014, (ii) approximately $0.8 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2013 to February 28, 2014 and (iii) approximately $48,000 paid to the counterparty to the novated contracts for

March 2014 production. Total net derivative settlements received by the Trust for production from September 1, 2013 to February 28, 2014 were $1.7 million, including the impact of $0.1 million paid in November 2013 to the counterparty to the novated contracts for September 2013 production, which effectively increased the average price received for oil production for the related period by $5.34 per Bbl to $102.22 per Bbl.

Expenses

Post-Production Expenses. Post-production expenses for the six-month period ended June 30, 2015 decreased to approximately $1.1 million from approximately $1.6 million for the six-month period ended June 30, 2014 due to decreased natural gas production.

Property Taxes. The Trust paid approximately $0.2 million of its $0.4 million 2014 property tax assessment during the six-month period ended June 30, 2015. The Trust paid approximately $0.4 million of its $0.7 million 2013 property tax assessment during the six-month period ended June 30, 2014.

Production Taxes. Production taxes for the six-month period ended June 30, 2015 totaled approximately $0.4 million, or $0.54 per Boe, and were approximately 1.8% of royalty income. Production taxes for the six-month period ended June 30, 2014 totaled approximately $0.6 million, or $0.69 per Boe, and were approximately 1.4% of royalty income.

Trust Administrative Expenses. Trust administrative expenses for the six-month period ended June 30, 2015 remained relatively consistent and totaled approximately $1.2 million compared to approximately $0.9 million for the six-month period ended June 30, 2014.

Distributable Income

Distributable income for the six-month period ended June 30, 2015 was $24.7 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.5 million (approximately $1.4 million used to pay Trust expenses during the period partially offset by approximately $0.9 million withheld from the February 2015 and May 2015 cash distribution to unitholders). Distributable income for the six-month period ended June 30, 2014 was $45.0 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.2 million (approximately $1.3 million used to pay Trust expenses during the period partially offset by approximately $1.1 million withheld from the February 2014 and May 2014 cash distributions to unitholders).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the six-month periods ended June 30, 2015 and 2014 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the May 2015, February 2015, May 2014 and February 2014 distributions were below the Subordination Threshold, no distributions or reduced distributions were paid to the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $6.2 million and $8.3 million more in distributions for the six-month periods ended June 30, 2015 and 2014, respectively, than such holders would have received had the subordination provisions not existed.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and the Trust’s derivative contracts, and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements contained in Part I, Item I of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge during the subordination period, payment of amounts owed under the Trust’s derivative contracts, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. The incentive distribution provisions will terminate concurrently with the subordination provisions. Under the conveyances granting the Royalty Interests, the Trust does not have any operating and capital cost requirements related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at June 30, 2015 or December 31, 2014.

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

2015 Trust Distributions to Unitholders. During the six-month period ended June 30, 2015, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$14.0
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$10.8

Future Trust Distributions to Unitholders. During the three-month production period from March 1, 2015 to May 31, 2015, total sales volumes were lower than initial Trust estimates and oil, NGL and natural gas  experienced volatile pricing. The decrease in revenue caused by lower commodity prices during the period was partially offset by net cash settlements received under the derivatives agreement of approximately $2.5 million. On July 30, 2015, the Trust declared a cash distribution of $0.251 per common unit covering production for the period for record unitholders as of August 14, 2015. The distribution will be paid on or about August 28, 2015 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$8,098
Derivative settlements, net	2,509
Total revenues	10,607
Expenses
Post-production expenses	624
Production taxes	143
Cash reserves withheld by Trustee(1)	474
Total expenses	1,241
Distributable income available to unitholders	$9,366
Distributable income per common unit (37,293,750 units issued and outstanding)	$0.251
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.000

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. Concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparties, and is required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon New York Mercantile Exchange prices. The contracts underlying the derivatives agreement may not cover all of the future sales volumes of oil production through December 31, 2015. Except in limited circumstances involving the novation of an existing hedge, the Trust does not have the ability to enter into additional hedges. See Note 4 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil derivative contracts. The Trust received net settlement proceeds of approximately $6.0 million and $1.8 million related to the derivatives agreement and the Trust’s derivative contracts with counterparties during the six-month periods ended June 30, 2015 and 2014, respectively.

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil, NGL and natural gas production. The derivative contracts described above are intended to mitigate a portion of the variability of oil prices received for the Trust’s share of production from the Underlying Properties through December 31, 2015.

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

Disclosure Controls and Procedures

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

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the trust agreement, (ii) the administrative services agreement, (iii) the development agreement and (iv) the conveyances granting the Royalty Interests, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by SandRidge, including information relating to results of operations, the costs and revenues attributable to the Trust’s interests under the conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Royalty Interests, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1. Legal Proceedings

On May 11, 2015, the U.S. District Court for the Western District of Oklahoma issued an order dismissing all claims against the Trust in a putative class action lawsuit filed by unit holders of the Trust and stockholders of SandRidge, in which the plaintiffs asserted a variety of federal securities claims against the Trust, SandRidge and certain of SandRidge’s current and former officers and directors, among other defendants.  As a result of the order, the Trust is no longer a party in the lawsuit.  However, the dismissal was based on a procedural defect, and thus was made without prejudice to the plaintiffs’ rights, if any, to refile their claims against the Trust once the defect is cured.

On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unit holders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of SandRidge Mississippian Trust I in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 17, 2012. The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves.  The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs.

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

ITEM 1A. Risk Factors

A risk factor relating to the Trust is found below. This description includes material changes to the description of the risk factors previously disclosed in the Trust’s Annual Report Part I, Item 1A of the 2014 Form 10-K.

The conveyance of certain properties to the Trust could be adversely affected if SandRidge becomes the subject of a bankruptcy case.

Approximately 120 of the 206 Development Wells SandRidge drilled for the Trust were drilled on properties covered by leases that were intended to be subject to certain of the conveyances related to the Royalty Interests but that were inadvertently omitted from the exhibits to such conveyances.  We have recorded corrected conveyances with respect to such leases in the appropriate jurisdictions.  SandRidge has fulfilled the drilling obligations and has duly made payments to the Trust on all wells contributed and drilled, based on the parties’ intent and understanding that the omitted leases were burdened by the Royalty Interest conveyed to the Trust upon its creation.  If SandRidge were to become the subject of a bankruptcy case or proceeding, however, it is possible that the corrected conveyance of the Royalty Interest in such leases might be challenged as a voidable transfer that should be set aside. If a court were to make a determination in a bankruptcy proceeding that the corrected conveyance was a voidable transfer, the Trust’s rights to such properties could be adversely affected.

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

Date: August 7, 2015

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Trust of SandRidge Mississippian Trust II	S-1	333-178894	3.1	01/05/2012
3.2	Amended and Restated Trust Agreement of SandRidge Mississippian Trust II, dated as of April 23, 2012, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company.	8-K	001-35508	4.1	04/24/2012
3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Mississippian Trust II, dated June 18, 2012, by the Bank of New York Mellon Trust Company, N.A.	10-Q	001-35508	3.4	08/13/2012
10.1	Correction, Amendment and Ratification of Term Overriding Royalty Interest Conveyance (Oklahoma) (Development)					*
10.2	Correction, Amendment and Ratification of Perpetual Overriding Royalty Interest Conveyance (Oklahoma) (Development)					*
10.3	Correction, Amendment and Ratification of Term Overriding Royalty Interest Conveyance (Kansas) (Development)					*
10.4	Correction, Amendment and Ratification of Long-Term Overriding Royalty Interest Conveyance (Kansas) (Development)					*
31.1	Section 302 Certification					*
32.1	Section 906 Certification					*