Form 10-Q
period 2016-03-31
SandRidge Mississippian Trust II
filed 2016-05-10
CIK 1538267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(512) 236-6555

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

As of May 3, 2016, 49,725,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II

FORM 10-Q

Quarter Ended March 31, 2016

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Management’s Discussion  and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, including information regarding target distributions, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,007	$2,147

Investment in royalty interests	467,146	467,146
Less: accumulated amortization and impairment	(336,251)	(333,416)
Net investment in royalty interests	130,895	133,730

Total assets	$132,902	$135,877

TRUST CORPUS

Trust corpus, 37,293,750 common units and 12,431,250 subordinated units issued and outstanding at March 31, 2016 and December 31, 2015	$132,902	$135,877

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenues
Royalty income	$4,939	$12,949
Derivative settlements, net	3,098	3,211

Total revenues	8,037	16,160
Expenses
Post-production expenses	591	540
Production taxes	103	230
Trust administrative expenses	658	634
Cash reserves used for current Trust expenses, net of amounts withheld	(138)	(211)
Total expenses	1,214	1,193

Distributable income available to unitholders	$6,823	$14,967

Distributable income per common unit (37,293,750 issued and outstanding)	$0.183	$0.401
Distributable income per subordinated unit (12,431,250 issued and outstanding)	$0.000	$0.000

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Trust corpus, beginning of period	$135,877	$364,926
Amortization of investment in royalty interests	(2,835)	(6,719)
Net cash reserves used	(138)	(211)
Distributable income	6,823	14,967
Distributions paid or payable to unitholders	(6,825)	(13,985)
Trust corpus, end of period	$132,902	$358,978

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust common units and 12,431,250 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At March 31, 2016, SandRidge owned 6,243,750 Trust common units and 12,431,250 Trust subordinated units, or approximately 37.6% of all Trust units.

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

The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions. The subordinated units, all of which are held by SandRidge, constitute 25% of the Trust units issued and outstanding. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). On April 1, 2016, the day following the end of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, the subordinated units automatically converted into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Distributions made on common units in respect of subsequent periods will no longer have the benefit of the Subordination Threshold, nor will the common units be subject to the Incentive Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

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

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest. There were no impairments in the carrying value of the Investment in Royalty Interests during the three-month periods ended March 31, 2016 and 2015. Material write-downs in subsequent periods may occur if the current depressed commodity prices persist for a prolonged period or further decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

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

Interim Financial Statements. The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2015 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2015 has been derived from audited financial statements. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2015 Form 10-K.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in May 2016. A summary of the Trust’s distributions to unitholders during the three-month period ended March 31, 2016 and the year ended December 31, 2015 is as follows:

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2016
First Quarter	September 1, 2015 — November 30, 2015	January 28, 2016	February 26, 2016	$6.8	$0.183	$0.000

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$14.0	$0.375	$0.000
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$10.8	$0.290	$0.000
Third Quarter	March 1, 2015 — May 31, 2015	July 30, 2015	August 28, 2015	$9.4	$0.251	$0.000
Fourth Quarter	June 1, 2015— August 31, 2015	October 29, 2015	November 27, 2015	$8.3	$0.223	$0.000

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in January 2018. The Trustee’s administrative fees paid during each of the three-month periods ended March 31, 2016 and 2015 totaled approximately $38,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. There were no amounts paid to SandRidge for administrative fees during the three-month period ended March 31, 2016. During the three-month period ended March 31, 2015, the Trust paid administrative fees to SandRidge equal to $150,000.

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

The following table presents, as of March 31, 2016, the notional amount and weighted average fixed price of the contracts underlying the derivatives agreement for which the Trust had not received settlement as of March 31, 2016. Net settlements received for the December 2015 contracts will be included in the Trust’s May 2016 distribution, which will be the final distribution to reflect settlement under any derivatives contracts. See Note 6.

Oil Contracts Underlying the Derivatives Agreement

	Notional (MBbl)	Weighted Avg. Fixed Price
December 2015	23	$90.30

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at March 31, 2016 or December 31, 2015.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Trust’s derivative arrangements served to mitigate a portion of the effect of this price volatility through December 31, 2015. Low levels of future production, continued low commodity prices and the absence of any derivative arrangements will continue to reduce the Trust’s revenues and distributable income available to unitholders and will likely result in continued distributions to common unitholders below the Subordination Threshold.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust development wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust, derivative agreement services related to production through December 31, 2015. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor.  The Trustor has

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

identified uncertainties that raise substantial doubt about its ability to continue as a going concern.  In the event of bankruptcy of our Trustor, other working interest owners in Trust wells may seek to replace the Trustor as operator of such wells, and this could result in reduced production of reserves and decreased distributions to Trust unitholders. Currently, our Trustor has been de-listed from the New York Stock Exchange and is considering strategic alternatives.

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

6. Subsequent Events

On April 1, 2016, the day following the end of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, the subordinated units converted into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s August 2016 distribution, distributions made to common units will no longer have the benefit of the Subordination Threshold or be subject to the Incentive Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

Distribution to Unitholders. On April 28, 2016, the Trust declared a cash distribution of $0.101 per common unit covering production for the three-month period from December 1, 2015 to February 29, 2016. The distribution will be paid on or about May 27, 2016 to record holders as of May 13, 2016. Distributable income for December 1, 2015 to February 29, 2016 was calculated as follows (in thousands, except for unit and per unit amounts):

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Revenues
Royalty income	$3,642
Derivative settlements, net	1,232
Total revenues	4,874
Expenses
Post-production expenses	529
Production taxes	95
Cash reserves withheld by Trustee(1)	482
Total expenses	1,106
Distributable income available to unitholders	$3,768
Distributable income per common unit (37,293,750 units issued and outstanding)	$0.101
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.000

(1)               Includes amounts withheld for payment of future Trust administrative expenses.

Because income available for distribution on all outstanding Trust units was $0.076 per unit, which was below the Subordination Threshold of $0.672 for the period, no distribution will be paid to holders of subordinated units for the period.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the financial condition, results of operations, liquidity and capital resources of SandRidge Mississippian Trust II (the “Trust”). This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2015 Form 10-K.

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

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids (“NGL”). The markets for these commodities are volatile and experienced significant pricing declines during the latter half of 2014, throughout 2015 and into 2016.  Although distributions relating to production through December 31, 2015 are partially supported by hedging arrangements, no such arrangements are in place for production attributable to periods thereafter, and consequently distributions for production periods beginning January 1, 2016 or later should be expected to be lower than distributions for recent periods. The Trust received net settlement proceeds of approximately $3.1 million and $3.2 million during the three-month periods ended March 31, 2016 and 2015, respectively.

As of March 31, 2015, SandRidge had fulfilled its drilling obligation to the Trust. Accordingly, on April 1, 2016, the subordinated units automatically converted into common units and distributions made on common units in respect of subsequent periods will no longer have the benefit of the Subordination Threshold.

Properties. As of March 31, 2016, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in northern Oklahoma and southern Kansas.

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

(3)         A distribution of $0.101 per common unit was declared on April 28, 2016 and is expected to be paid on or about May 27, 2016. No distribution will be paid to the holders of subordinated units for the period. See Note 6 to the unaudited interim financial statements contained in Part I, Item 1 of this report for further discussion.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from or paid to the Trust’s derivative counterparties. Information regarding the Trust’s production, pricing and costs for the three-month periods ended March 31, 2016 and 2015 is presented below.

	Three Months Ended March 31,
	2016(1)	2015(2)
Production Data
Oil (MBbls)	51	82
NGL (MBbls)	64	76
Natural gas (MMcf)	981	1,188
Combined equivalent volumes (MBoe)	279	355
Average daily combined equivalent volumes (MBoe/d)	3.1	3.9

Well Data
Initial and Trust Development Wells producing - average	207	242

Revenues (in thousands)
Royalty income	$4,939	$12,949
Derivative settlements	3,098	3,211
Total revenue	$8,037	$16,160

Expenses (in thousands)
Post-production expenses	$591	$540
Production taxes	103	230
Trust administrative expenses	658	634
Cash reserves used for current Trust expenses, net of amounts withheld	(138)	(211)
Total expenses	$1,214	$1,193
Distributable income available to unitholders	$6,823	$14,967

Average Prices
Oil (per Bbl)(3)	$41.43	$82.24
NGL (per Bbl)	$13.08	$29.47
Combined oil and NGL (per Bbl)	$25.70	$56.92
Natural gas (per Mcf)	$2.01	$3.36
Combined equivalent (per Boe)	$17.72	$36.44

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(3)	$101.82	$109.65
NGL (per Bbl)	$13.08	$29.47
Combined oil and NGL (per Bbl)	$52.58	$71.18
Natural gas (per Mcf)	$1.41	$2.91
Combined equivalent (per Boe)	$26.71	$41.24

Expenses (per Boe)
Post-production	$2.12	$1.52
Production taxes	$0.37	$0.65

(1)         Production volumes and related revenues and expenses for the three-month period ended March 31, 2016 (included in SandRidge’s February 2016 net revenue distribution to the Trust) represent production from September 1, 2015 to November 30, 2015.

(2)         Production volumes and related revenues and expenses for the three-month period ended March 31, 2015 (included in SandRidge’s February 2015 net revenue distribution to the Trust) represent production from September 1, 2014 to November 30, 2014.

(3)         Includes impact of derivative settlements attributable to production from September 1, 2015 to November 30, 2015 for the three-month period ended March 31, 2016 and from September 1, 2014 to November 30, 2014 for the three-month period ended March 31, 2015.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues

Royalty Income. Royalty income received during the three-month period ended March 31, 2016 totaled $4.9 million compared to $12.9 million received during the three-month period ended March 31, 2015. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Approximately $3.5 million of the total decrease in royalty income was attributable to the decrease in total volumes produced, caused by a reduction in the average number of producing wells and natural declines in production, and approximately $4.5 million was attributable to a decrease in prices received. The average number of producing wells decreased by 35 during the three-month period ended March 31, 2016 compared to the three-month period ended March 31, 2015 because wells that could not economically produce due to continued depressed pricing were shut-in. Royalty income received during the three-month period ended March 31, 2016 was based upon production attributable to the Royalty Interests of 51 MBbls of oil, 64 MBbls of NGL and 981 MMcf of natural gas, or 279 MBoe of combined production, for the period from September 1, 2015 to November 30, 2015. Royalty income received during the three-month period ended March 31, 2015 was based upon production attributable to the Royalty Interests of 82 MBbls of oil, 76 MBbls of NGL and 1,188 MMcf of natural gas, or 355 MBoe of combined production, for the period from September 1, 2014 to November 30, 2014. During the 2015 period, NGL production volumes were higher than in the 2014 period as a result of a contractual change to the Trust’s gathering agreement. The average price received for oil decreased to $41.43 per Bbl during the three-month period ended March 31, 2016 from $82.84 per Bbl during the same period in 2015, while the average price received for NGL decreased to $13.08 per Bbl during the three-month period ended March 31, 2016 from $29.47 per Bbl during the same period in 2015. The average price received for natural gas decreased to $2.01 per Mcf during the three-month period ended March 31, 2016 from $3.36 per Mcf during the same period in 2015.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015, including the effects of amendments executed in May 2014, by the use of oil fixed price swaps. During the three-month period ended March 31, 2016 the Trust received approximately $3.1 million related to the conveyed derivative contracts for production attributable to the Royalty Interests from September 1, 2015 to November 30, 2015 which effectively increased the average price received for oil production for the related period by $60.39 per Bbl to $101.82 per Bbl due to the ratio of the oil volumes hedged to oil volumes produced and the substantial declines in the market prices of oil compared to contract prices. Derivative settlements received during the three-month period ended March 31, 2016  related to December 2015 production will be included in the Trust’s May 2016 quarterly distribution. Net cash settlements received related to the Trust’s derivatives during the three-month period ended March 31, 2015 were approximately $3.2 million, and included (i) approximately $1.0 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2014 to November 30, 2014, (ii) approximately $1.1 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2014 to November 30, 2014 and (iii) approximately $1.1 million received from the counterparty to the novated contracts for December 2014 production. Total net derivative settlements received by the Trust for production from September 1, 2014 to November 30, 2014 were $2.2 million, including approximately $0.1 million received in November 2014 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $27.41 per Bbl to $109.65 per Bbl. Derivative settlements received during the three-month period ended March 31, 2015  related to December 2014 production were included in the Trust’s May 2015 quarterly distribution.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market natural gas produced. Post-production expenses for the three-month period ended March 31, 2016 increased to approximately $0.6 million from approximately $0.5 million for the three-month period ended March 31, 2015 due to contract increases.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2016 totaled approximately $0.1 million, or $0.37 per Boe, and were approximately 2.1% of royalty income. Production taxes for the three-month period ended March 31, 2015 totaled approximately $0.2 million, or $0.65 per Boe, and were approximately 1.8% of royalty income. Production tax rates increased in the 2015 period due to Trust wells reaching the expiration point of a previously reduced tax rate. The average effective production tax rate for the Trust will continue to increase as more Trust wells reach this expiration point.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended March 31, 2016 totaled approximately $0.7 million compared to approximately $0.6 million for the three-month period ended March 31, 2015.

Distributable Income

Distributable income for the three-month period ended March 31, 2016 was $6.8 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.2 million (approximately $0.7 million used to pay Trust expenses during the period partially offset by approximately $0.5 million withheld from the February 2016 cash distribution to unitholders). Distributable income for the three-month period ended March 31, 2015 was $15.0 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.2 million (approximately $0.6 million used to pay Trust expenses during the period partially offset by approximately $0.4 million withheld from the February 2015 cash distribution to unitholders).

Distributions to Holders of Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the three-month periods ended March 31, 2016 and 2015 as a result of the Trust’s subordination provisions. Because income available for distribution on the Trust common units for the February 2016 and 2015 distributions was below the respective Subordination Thresholds, no distributions were paid to the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $1.7 million and $3.5 million more in distributions for the three-month periods ended March 31, 2016 and 2015, respectively, than such holders would have received had the subordination provisions not existed. As a result of the conversion of the subordinated units to common units in April 2016, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s August 2016 distribution, distributions made on common units no longer have the benefit of the Subordination Threshold, nor are the common units subject to the Incentive Threshold, and all Trust unitholders share on a pro rata basis in the Trust’s distributions.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and, during the term of the derivatives agreement, the Trust’s derivative contracts, and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge during the subordination period, payment of amounts owed under the Trust’s derivative contracts, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. The incentive distribution provisions will terminate concurrently with the subordination provisions. Under the conveyances granting the Royalty Interests, the Trust does not have any operating or capital cost requirements related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at March 31, 2016 or December 31, 2015.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust development wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust, derivative agreement services related to production through December 31, 2015. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor.  The Trustor has identified uncertainties that raise substantial doubt about its ability to continue as a going concern.  In the event of bankruptcy of our Trustor, other working interest owners in Trust wells may seek to replace the Trustor as operator of such wells, and this could result in reduced production of reserves and decreased distributions to Trust unitholders. Currently, our Trustor has been de-listed from the New York Stock Exchange and is considering strategic alternatives.

2016 Trust Distributions to Unitholders. On January 28, 2016, the Trust declared a cash distribution of $0.183 per common unit covering production for the three-month period from September 1, 2015 to November 30, 2015 for record unitholders as of February 12, 2016. The distribution, totaling $6.8 million, was made on February 26, 2016.

Future Trust Distributions to Unitholders. During the three-month production period from December 1, 2015 to February 29, 2016, total sales volumes were lower than initial Trust estimates and oil, natural gas and NGL experienced continued depressed pricing. The decrease in revenue caused by lower commodity prices during the period was partially offset by net cash settlements received under the derivatives agreement of approximately $1.2 million. On April 28, 2016, the Trust declared a cash distribution of $0.101 per common unit covering production for the period. The distribution will be paid on or about May 27, 2016  to record unitholders as of May 13, 2016 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$3,642
Derivative settlements, net	1,232
Total revenues	4,874
Expenses
Post-production expenses	529
Production taxes	95
Cash reserves withheld by Trustee(1)	482
Total expenses	1,106
Distributable income available to unitholders	$3,768
Distributable income per common unit (37,293,750 units issued and outstanding)	$0.101
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.000

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon New York Mercantile Exchange prices. See Note 4 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for notional and price information of the Trust’s open oil derivative contracts. The Trust received net settlement proceeds of approximately $3.1 million and $3.2 million related to the derivatives agreement and the Trust’s derivative contracts with counterparties during the three-month periods ended March 31, 2016 and 2015, respectively.

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil, natural gas and NGL production. Revenue derived from the Royalty Interests, and therefore the amount of cash flow available for distribution to the Trust unitholders, depends substantially on prevailing oil, natural gas and NGL prices. Lower prices may also reduce the amount of oil, natural gas and NGL that can be economically produced from the Underlying Properties. The derivative contracts described above are intended to mitigate a portion of the variability of oil prices received for the Trust’s share of production from the Underlying Properties through December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the 2015 Form 10-K. No material change to such risk factors has occurred during the three-month period ended March 31, 2016.

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

Date: May 10, 2016

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