Form 10-Q
period 2016-06-30
SandRidge Mississippian Trust II
filed 2016-08-08
CIK 1538267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, 49,725,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II

FORM 10-Q

Quarter Ended June 30, 2016

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Management’s Discussion  and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,953	$2,147

Investment in royalty interests	467,146	467,146
Less: accumulated amortization and impairment	(339,288)	(333,416)
Net investment in royalty interests	127,858	133,730

Total assets	$129,811	$135,877

TRUST CORPUS

Trust corpus, 49,725,000 common units issued and outstanding at June 30, 2016 and 37,293,750 common units and 12,431,250 subordinated units issued and outstanding at December 31, 2015	$129,811	$135,877

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues
Royalty income	$3,643	$8,056	$8,582	$21,006
Derivative settlements, net	1,232	2,772	4,330	5,983
Total revenues	4,875	10,828	12,912	26,989
Expenses
Post-production expenses	529	534	1,121	1,074
Property taxes	193	177	193	177
Production taxes	95	139	199	369
Trust administrative expenses	344	562	1,002	1,197
Cash reserves used for current Trust expenses, net of amounts withheld	(56)	(273)	(194)	(484)
Total expenses	1,106	1,139	2,321	2,333

Distributable income available to unitholders	3,769	9,689	10,591	24,656

Distributable income per common unit (37,293,750 units issued and outstanding)	$0.101	$0.260	$0.284	$0.661
Distributable income per subordinated unit (12,431,250 units issued and outstanding)	$0.000	$0.000	$0.000	$0.000

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Trust corpus, beginning of period	$135,877	$364,926
Amortization of investment in royalty interests	(5,872)	(14,119)
Net cash reserves used	(194)	(484)
Distributable income	10,591	24,656
Distributions paid or payable to unitholders	(10,591)	(24,800)
Trust corpus, end of period	$129,811	$350,179

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust common units and 12,431,250 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At June 30, 2016, SandRidge owned 18,675,000 Trust units , or approximately 37.6% of all Trust units.

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

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, any operating or capital costs related to the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. The trust agreement generally limits the Trust’s business activities to owning the Royalty Interests and activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests.

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

On April 1, 2016, the subordinated units, initially issued to SandRidge, automatically converted into common units on a one-for-one basis as a result of SandRidge having met its drilling obligation to the Trust in March 2015. Prior to this conversion, the common and subordinated units had identical rights and privileges, except with respect to their rights to receive distributions.

Prior to their conversion to common units, the subordinated units, all of which were held by SandRidge, constituted 25% of the Trust units issued and were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units that was no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there was not sufficient cash to fund such a distribution on all of the common units, the distribution made with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. As owner of the subordinated units, SandRidge was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeded 120% of the target distribution for such quarter (“Incentive Threshold”). As a result of the conversion of the subordinated units to common units in April 2016, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s August 2016 distribution, distributions made on common units no longer have the benefit of the Subordination Threshold, nor are the common units subject to the Incentive Threshold, and all Trust unitholders share on a pro rata basis in the Trust’s distributions.

The Trust will dissolve and begin to liquidate on December 31, 2031 (the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest. There were no impairments in the carrying value of the Investment in Royalty Interests during the six-month periods ended June 30, 2016 and 2015. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

Distributable Income Per Common and Subordinated Unit. During the periods presented, the Trust calculated income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying unaudited statements of distributable income have been allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the periods presented had been distributed. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to the timing of the Trust’s receipt or payment of settlements on novated derivative contracts. See Note 4 for discussion of the Trust’s derivative contracts. Beginning with the Trust’s August 2016 distribution, distributions made on common units no longer have the benefit of the Subordination Threshold, nor are the common units subject to the Incentive Threshold, and all Trust unitholders share on a pro rata basis in the Trust’s distributions.

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

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in August 2016. A summary of the Trust’s distributions to unitholders during the six-month period ended June 30, 2016 and the year ended December 31, 2015 is as follows:

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2016
First Quarter	September 1, 2015 — November 30, 2015	January 28, 2016	February 26, 2016	$6.8	$0.183	$0.000
Second Quarter	December 1, 2015 — February 29, 2016	April 28, 2016	May 27, 2016	$3.8	$0.101	$0.000

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$14.0	$0.375	$0.000
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$10.8	$0.290	$0.000
Third Quarter	March 1, 2015 — May 31, 2015	July 30, 2015	August 28, 2015	$9.4	$0.251	$0.000
Fourth Quarter	June 1, 2015— August 31, 2015	October 29, 2015	November 27, 2015	$8.3	$0.223	$0.000

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in January 2018. The Trustee’s administrative fees paid during each of the three-month periods ended June 30, 2016 and 2015 totaled approximately $38,000. The Trustee’s administrative fees paid during each of the six-month periods ended June 30, 2016 and 2015 totaled approximately $75,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During each of the three-month periods ended June 30, 2016 and 2015, the Trust paid administrative fees to SandRidge equal to $75,000. Administrative fees paid to SandRidge for the six-month periods ended June 30, 2016 and 2015 totaled $75,000 and $225,000, respectively.

Derivatives Agreement. The Trust and SandRidge were parties to a derivatives agreement that provided the Trust with the economic effect of certain derivative contracts entered into by SandRidge with third parties for production through December 31, 2015. Under the derivatives agreement, SandRidge paid the Trust amounts it received from its counterparties and the Trust paid SandRidge any amounts that SandRidge was required to pay such counterparties. Substantially concurrent with the execution of the derivatives agreement and again in 2013, SandRidge novated certain of the derivative contracts underlying the derivatives agreement

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

to the Trust that covered production through December 31, 2014. As a party to these contracts, the Trust received payment directly from the counterparties, and was required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust paid a $15,000 annual fee to the collateral agent through 2016. The Trust’s derivative contracts consisted of fixed price swaps. The Trust does not have the ability to enter into additional derivative contracts.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses; provided, however, that this obligation is unlikely to be fulfilled during the pendency of SandRidge’s bankruptcy. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at June 30, 2016 or December 31, 2015.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Trust’s derivative arrangements served to mitigate a portion of the effect of this price volatility through December 31, 2015. Low levels of future production, continued low commodity prices and the absence of any derivative arrangements would continue to reduce the Trust’s revenues and distributable income available to unitholders.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor.  On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The cases are jointly administered under the caption In re: SandRidge Energy Inc., et al.  The Debtors continue to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants ( the “Securities Litigation”). The complaint asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of SandRidge Mississippian Trust I in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 17, 2012. The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. On May 20, 2016, the Court entered an Administrative Closing Order terminating the action,

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

without prejudice to the rights of the parties to reopen the proceeding for good cause shown, within thirty days after the termination of SandRidge’s bankruptcy proceedings.

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

6. Subsequent Events

Distribution to Unitholders. On July 28, 2016, the Trust declared a cash distribution of $0.053 per unit covering production for the three-month period from March 1, 2016 to May 31, 2016. The distribution will be paid on or about August 26, 2016 to record holders as of August 12, 2016. Distributable income for March 1, 2016 to May 31, 2016 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$3,586
Total revenues	3,586
Expenses
Post-production expenses	516
Production taxes	102
Cash reserves withheld by Trustee(1)	357
Total expenses	975
Distributable income available to unitholders	$2,611
Distributable income per unit (49,725,000 units issued and outstanding)	$0.053

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

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the Trust’s derivative contracts (described in Note 4 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and, during its term, the Trust’s derivative contracts. The Trust is treated as a partnership for federal income tax purposes.

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids (“NGL”). The markets for these commodities are volatile and experienced significant pricing declines beginning in the latter half of 2014.  Although distributions relating to production through December 31, 2015 were partially supported by hedging arrangements, no such arrangements are in place for production attributable to periods thereafter, and consequently distributions for production periods beginning January 1, 2016 or later should be expected to be lower than distributions for recent periods. The Trust received net settlement proceeds of approximately $1.2 million and $2.8 million during the three-month periods ended June 30, 2016 and 2015, respectively. The Trust received net settlement proceeds of approximately $4.3 million and $6.0 million during the six-month periods ended June 30, 2016 and 2015, respectively.

As of March 31, 2015, SandRidge had fulfilled its drilling obligation to the Trust. Accordingly, on April 1, 2016, the subordinated units automatically converted into common units and distributions made on common units in respect of subsequent periods will no longer have the benefit of the Subordination Threshold.

Properties. As of June 30, 2016, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in northern Oklahoma and southern Kansas.

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Prior to their conversion to common units in April 2016, the Trust’s subordinated units were entitled to receive pro rata distributions from the Trust each quarter, up to and including the May 2016 distribution, if and to the extent there was sufficient cash to provide a cash distribution on the common units that was at least equal to the Subordination Threshold. If there was not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owned), the distribution made with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge) up to the Subordination Threshold. However, there was no minimum distribution. If the cash available for distribution on all of the Trust units in any quarter exceeded the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, was entitled to 50% of the amount by which the cash available for distribution exceeded the Incentive Threshold. As a result of the conversion of the subordinated units to common units in April 2016, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s August 2016 distribution, distributions made to common units no longer have the benefit of the Subordination Threshold, nor are the common units subject to the Incentive Threshold, and the holders of all 49,725,000 common units share on a pro rata basis in the Trust’s distributions.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement during its term. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from or paid to the Trust’s derivative counterparties. Information regarding the Trust’s production, pricing and costs for the three- and six-month periods ended June 30, 2016 and 2015 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016(1)	2015(2)	2016(3)	2015(4)
Production Data
Oil (MBbls)	46	74	97	156
NGL (MBbls)	66	73	130	148
Natural gas (MMcf)	910	1,100	1,891	2,288
Combined equivalent volumes (MBoe)	263	330	542	685
Average daily combined equivalent volumes (MBoe/d)	2.9	3.7	3.0	3.8

Well Data
Initial and Trust Development Wells producing - average	203	231	205	237

Revenues (in thousands)
Royalty income	$3,643	$8,056	$8,582	$21,006
Derivative settlements	1,232	2,772	4,330	5,983
Total revenue	$4,875	$10,828	$12,912	$26,989

Expenses (in thousands)
Post-production expenses	$529	$534	$1,121	$1,074
Property taxes	193	177	193	177
Production taxes	95	139	199	369
Trust administrative expenses	344	562	1,002	1,197
Cash reserves used for current Trust expenses, net of amounts withheld	(56)	(273)	(194)	(484)
Total expenses	$1,106	$1,139	$2,321	$2,333
Distributable income available to unitholders	$3,769	$9,689	$10,591	$24,656

Average Prices
Oil (per Bbl)	$29.02	$50.00	$35.56	$66.95
NGL (per Bbl)	$9.68	$15.11	$11.36	$22.44
Combined oil and NGL (per Bbl)	$17.67	$32.71	$21.75	$45.26
Natural gas (per Mcf)	$1.83	$2.97	$1.93	$3.17
Combined equivalent (per Boe)	$13.83	$24.44	$15.83	$30.67

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$55.73	$102.84	$80.00	$106.42
NGL (per Bbl)	$9.68	$15.11	$11.36	$22.44
Combined oil and NGL (per Bbl)	$28.69	$59.38	$40.83	$65.49
Natural gas (per Mcf)	$1.25	$2.49	$1.34	$2.71
Combined equivalent (per Boe)	$16.50	$34.65	$21.75	$38.07

Expenses (per Boe)
Post-production	$2.01	$1.62	$2.07	$1.57
Production taxes	$0.36	$0.42	$0.37	$0.54

(1)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2016 (included in SandRidge’s May 2016 net revenue distribution to the Trust) represent production from December 1, 2015 to February 29, 2016.

(2)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2015 (included in SandRidge’s May 2015 net revenue distribution to the Trust) represent production from December 1, 2014 to February 28, 2015.

(3)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2016 (included in SandRidge’s February 2016 and May 2016 net revenue distributions to the Trust) represent production from September 1, 2015 to February 29, 2016.

(4)        Production volumes and related revenues and expenses for the six-month period ended June 30, 2015 (included in SandRidge’s February 2015 and May 2015 net revenue distributions to the Trust) represent production from September 1, 2014 to February 28, 2015.

(5)         Includes impact of derivative settlements attributable to production from December 1, 2015 to December 31, 2015 for the three-month period ended June 30, 2016 and from December 1, 2014 to February 28, 2015 for the three-month period ended June 30, 2015. Includes impact of derivative settlements attributable to production from September 1, 2015 to December 31, 2015 for the six-month period ended June 30, 2016 and from September 1, 2014 to February 28, 2015 for the six-month period ended June 30, 2015.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues

Royalty Income. Royalty income received during the three-month period ended June 30, 2016 totaled $3.6 million compared to $8.1 million received during the three-month period ended June 30, 2015. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Approximately $2.1 million of the total decrease in royalty income was attributable to the decrease in total volumes produced caused by a reduction in the average number of producing wells and natural declines in production and approximately $2.4 million was attributable to a decrease in prices received. The average number of producing wells decreased by 28 during the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015 because wells that could not economically produce due to continued depressed pricing were shut-in. Royalty income received during the three-month period ended June 30, 2016 was based upon production attributable to the Royalty Interests of 46 MBbls of oil, 66 MBbls of NGL and 910 MMcf of natural gas, or 263 MBoe of combined production, for the period from December 1, 2015 to February 29, 2016. Royalty income received during the three-month period ended June 30, 2015 was based upon production attributable to the Royalty Interests of 74 MBbls of oil, 73 MBbls of NGL and 1,100 MMcf of natural gas, or 330 MBoe of combined production, for the period from December 1, 2014 to February 28, 2015. The average price received for oil decreased to $29.02 per Bbl during the three-month period ended June 30, 2016 from $50.00 per Bbl during the same period in 2015, while the average price received for NGL decreased to $9.68 per Bbl during the three-month period ended June 30, 2016 from $15.11 per Bbl during the same period in 2015. The average price received for natural gas decreased to $1.83 per Mcf during the three-month period ended June 30, 2016 from $2.97 per Mcf during the same period in 2015.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduced the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 by the use of oil fixed price swaps. During the three-month period ended June 30, 2016 the Trust received approximately $1.2 million related to the conveyed derivative contracts for production attributable to the Royalty Interests from December 1, 2015 to December 31, 2015 which effectively increased the average price received for oil production for the related period by $26.71 per Bbl to $55.73 per Bbl. Net cash settlements received related to the Trust’s derivatives during the three-month period ended June 30, 2015 were approximately $2.8 million received related to the conveyed contracts for production attributable to the Royalty Interests from December 1, 2014 to February 28, 2015. Total net derivative settlements received by the Trust for production from December 1, 2014 to February 28, 2015 were $3.9 million, including approximately $1.1 million received in February 2015 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $52.84 per Bbl to $102.84 per Bbl.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market natural gas produced. Post-production expenses for each of the three-month periods ended June 30, 2016 and 2015 totaled approximately $0.5 million.

Property Taxes. The Trust paid approximately $0.2 million of its $0.4 million 2015 property tax assessment during the three-month period ended June 30, 2016. The Trust paid approximately $0.2 million of its $0.4 million 2014 property tax assessment during the three-month period ended June 30, 2015.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended June 30, 2016 totaled approximately $0.1 million, or $0.36 per Boe, and were approximately 2.6% of royalty income. Production taxes for the three-month period ended June 30, 2015 totaled approximately $0.1 million, or $0.42 per Boe, and were approximately 1.7% of royalty income. Production tax rates increased due to Trust wells reaching the expiration point of a previously reduced tax rate.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended June 30, 2016 remained relatively consistent and totaled approximately $0.3 million compared to approximately $0.6 million for the three-month period ended June 30, 2015.

Distributable Income

Distributable income for the three-month period ended June 30, 2016 was $3.8 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $56,000 (approximately $537,000 used to pay Trust expenses during the period partially offset by approximately $481,000 withheld from the May 2016 cash distribution to unitholders). Distributable income for the three-month period ended June 30, 2015 was $9.7 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.3 million (approximately $0.7 million used to pay Trust expenses during the period partially offset by approximately $0.4 million withheld from the May 2015 cash distribution to unitholders).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the three-month periods ended June 30, 2016 and 2015 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the May 2016 and 2015 distributions were below the Subordination Threshold, no distributions were paid to the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $0.9 million and $2.7 million more in distributions for the three-month periods ended June 30, 2016 and 2015, respectively, than such holders would have received had the subordination provisions not existed.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues

Royalty Income. Royalty income received during the six-month period ended June 30, 2016 totaled $8.6 million compared to $21.0 million received during the six-month period ended June 30, 2015. Approximately $5.6 million of the total decrease in royalty income was attributable to the decrease in total volumes produced caused by a reduction in the average number of producing wells and natural declines in production and approximately $6.8 million was attributable to a decrease in prices received. The average number of producing wells decreased by 32 during the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015 because wells that could not economically produce due to continued depressed pricing were shut-in. Royalty income received during the six-month period ended June 30, 2015 was based upon production attributable to the Royalty Interests of 97 MBbls of oil, 130 MBbls of NGL and 1,891 MMcf of natural gas, or 542 MBoe of combined production, for the period from September 1, 2015 to February 29, 2016. Royalty income received during the six-month period ended June 30, 2015 was based upon production attributable to the Royalty Interests of 156 MBbls of oil, 148 MBbls of NGL and 2,288 MMcf of natural gas, or 685 MBoe of combined production, for the period from September 1, 2014 to February 28, 2015. The average price received for oil decreased to $35.56 per Bbl during the six-month period ended June 30, 2016 from $66.95 per Bbl during the same period in 2015, while the average price received for NGL decreased to $11.36 per Bbl during the six-month period ended June 30, 2016 from $22.44 per Bbl during the same period in 2015. The average price received for natural gas decreased to $1.93 per Mcf during the six-month period ended June 30, 2016 from $3.17 per Mcf during the same period in 2015.

Derivative Settlements. During the six-month period ended June 30, 2016, the Trust received approximately $4.3 million related to the conveyed derivative contracts for production attributable to the Royalty Interests from September 1, 2015 to December 31, 2015 which effectively increased the average price received for oil production for the related period by $44.44 per Bbl to $80.00 per Bbl. Net cash settlements received related to the Trust’s derivatives during the six-month period ended June 30, 2015 were approximately $6.0 million, and included (i) approximately $3.8 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2014 to February 28, 2015 and (ii) approximately $2.2 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2014 to December 31, 2014. Total net derivative settlements received by the Trust for production from September 1, 2014 to February 28, 2015 were $6.1 million, including approximately $0.1 million received in November 2014 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $39.47 per Bbl to $106.42 per Bbl.

Expenses

Post-Production Expenses. Post-production expenses for each of the six-month periods ended June 30, 2016 and 2015 totaled approximately $1.1 million.

Property Taxes. The Trust paid approximately $0.2 million of its $0.4 million 2015 property tax assessment during the six-month period ended June 30, 2016. The Trust paid approximately $0.2 million of its $0.4 million 2014 property tax assessment during the six-month period ended June 30, 2015.

Production Taxes. Production taxes for the six-month period ended June 30, 2016 totaled approximately $0.2 million, or $0.37 per Boe, and were approximately 2.3% of royalty income. Production taxes for the six-month period ended June 30, 2015 totaled approximately $0.4 million, or $0.54 per Boe, and were approximately 1.8% of royalty income. Production tax rates increased due to Trust wells reaching the expiration point of a previously reduced tax rate.

Trust Administrative Expenses. Trust administrative expenses for the six-month period ended June 30, 2016 remained relatively consistent and totaled approximately $1.0 million compared to approximately $1.2 million for the six-month period ended June 30, 2015.

Distributable Income

Distributable income for the six-month period ended June 30, 2016 was $10.6 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.2 million (approximately $1.2 million used to pay Trust expenses during the period partially offset by approximately $1.0 million withheld from the February 2016 and May 2016 cash distributions to unitholders). Distributable income for the six-month period ended June 30, 2015 was $24.7 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.5 million (approximately $1.4 million used to pay Trust expenses during the period partially offset by approximately $0.9 million withheld from the February 2015 and May 2015 cash distribution to unitholders).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the six-month periods ended June 30, 2016 and 2015 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the May 2016, February 2016, May 2015 and February 2015 distributions were below the Subordination Threshold, no distributions were paid to the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $2.6 million and $6.2 million more in distributions for the six-month periods ended June 30, 2016 and 2015, respectively, than such holders would have received had the subordination provisions not existed.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and, during the term of the derivatives agreement, the Trust’s derivative contracts, and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge during the subordination period, payment of amounts owed under the Trust’s derivative contracts during the term of the derivatives agreement, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. The incentive distribution provisions terminated concurrently with the subordination provisions. Under the conveyances granting the Royalty Interests, the Trust does not have any operating or capital cost requirements related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at June 30, 2016 or December 31, 2015.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The cases are jointly administered under the caption In re: SandRidge Energy Inc., et al.  The Debtors continue to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

2016 Trust Distributions to Unitholders. During the six-month period ended June 30, 2016, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2016
First Quarter	September 1, 2015 — November 30, 2015	January 28, 2016	February 26, 2016	$6.8
Second Quarter	December 1, 2015 — February 29, 2016	April 28, 2016	May 27, 2016	$3.8

Future Trust Distributions to Unitholders. During the three-month production period from March 1, 2016  to May 31, 2016, total sales volumes were slightly lower than the previous period. The decrease in revenue compared to the previous period was partially due to the expiration of the derivatives agreement that had provided the Trust with the economic effect of certain oil derivative contracts entered into by SandRidge with third parties for production through December 31, 2015. On July 28, 2016, the Trust declared a cash distribution of $0.053 per unit covering production for the period. The distribution will be paid on or about August 26, 2016 to record unitholders as of August 12, 2016 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$3,586
Total revenues	3,586
Expenses
Post-production expenses	516
Production taxes	102
Cash reserves withheld by Trustee(1)	357
Total expenses	975
Distributable income available to unitholders	$2,611
Distributable income per unit (49,725,000 units issued and outstanding)	$0.053

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

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

The Trust was party to a derivatives agreement with SandRidge that provided the Trust with the economic effect of certain oil derivative contracts for production through December 31, 2015 (which had effects extending into the May 2016 distribution to unitholders) and mitigated a portion of the variability of oil prices received for the Trust’s share of production. The Trust received net settlement proceeds of approximately $4.3 million and $6.0 million related to the derivatives agreement and the Trust’s derivative contracts with counterparties during the six-month periods ended June 30, 2016 and 2015, respectively. The Trust no longer has the benefit of the derivative contracts, and therefore the amount of future cash distributions will be subject to unmitigated changes in oil and natural gas prices.  The Trust does not have the ability to enter into additional derivative contracts.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of SandRidge Mississippian Trust I in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 17, 2012. The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves.  The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. On May 20, 2016, the Court entered an Administrative Closing Order terminating the action, without prejudice to the rights of the parties to reopen the proceeding for good cause shown, within thirty days after the termination of SandRidge’s bankruptcy proceedings.

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

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the 2015 Form 10-K. No material change to such risk factors has occurred during the three-month period ended June 30, 2016.

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

Date: August 8, 2016

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