Form 10-Q
period 2016-09-30
SandRidge Mississippian Trust II
filed 2016-11-07
CIK 1538267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 49,725,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II

FORM 10-Q

Quarter Ended September 30, 2016

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,905	$2,147

Investment in royalty interests	467,146	467,146
Less: accumulated amortization and impairment	(343,445)	(333,416)
Net investment in royalty interests	123,701	133,730

Total assets	$125,606	$135,877

TRUST CORPUS

Trust corpus, 49,725,000 common units issued and outstanding at September 30, 2016 and 37,293,750 common units and 12,431,250 subordinated units issued and outstanding at December 31, 2015	$125,606	$135,877

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues
Royalty income	$3,587	$8,098	$12,169	$29,104
Derivative settlements, net	—	2,509	4,330	8,492

Total revenues	3,587	10,607	16,499	37,596
Expenses
Post-production expenses	516	624	1,637	1,698
Property taxes	—	—	193	177
Production taxes	102	143	301	512
Trust administrative expenses	381	184	1,383	1,381
Cash reserves used for current Trust expenses, net of amounts withheld	(25)	290	(219)	(194)
Total expenses	974	1,241	3,295	3,574

Distributable income available to unitholders	2,613	9,366	13,204	34,022

Distributable income per common unit (49,725,000 units issued and outstanding for the three month period ended September 30, 2016; 37,293,750 units issued and outstanding for prior periods)	$0.053	$0.251	$0.337	$0.912
Distributable income per subordinated unit (0 units outstanding for the three month period ended September 30, 2016; 12,431,250 units issued and outstanding for prior periods)	$—	$0.000	$—	$0.000

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Trust corpus, beginning of period	$135,877	$364,926
Amortization of investment in royalty interests	(10,029)	(21,192)
Impairment of investment in royalty interests	—	(204,706)
Net cash reserves used	(219)	(194)
Distributable income	13,204	34,022
Distributions paid or payable to unitholders	(13,227)	(34,161)
Trust corpus, end of period	$125,606	$138,695

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust common units and 12,431,250 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At September 30, 2016, SandRidge owned 18,675,000 Trust units, or approximately 37.6% of all Trust units.

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest. During the nine-month period ended September 30, 2015, the Trust recorded a $204.7 million impairment in the carrying value of the Investment in Royalty Interests. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the Investment in Royalty Interests during the nine-month period ended September 30, 2016. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

Distributable Income Per Common and Subordinated Unit. For the periods prior to the conversion of the Trust’s subordinated units to common units, the Trust calculated distributable income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying unaudited statements of distributable income were allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the periods presented had been distributed. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to the timing of the Trust’s receipt or payment of settlements on novated derivative contracts. See Note 4 for discussion of the Trust’s derivative contracts. Beginning with the Trust’s August 2016 distribution, distributions made on common units no longer have the benefit of the Subordination Threshold, nor are the common units subject to the Incentive Threshold, and all Trust unitholders share on a pro rata basis in the Trust’s distributions.

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

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2015 Form 10-K.

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2016. A summary of the Trust’s distributions to unitholders during the nine-month period ended September 30, 2016 and the year ended December 31, 2015 is as follows:

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2016
First Quarter	September 1, 2015 — November 30, 2015	January 28, 2016	February 26, 2016	$6.8	$0.183	$0.000
Second Quarter	December 1, 2015 — February 29, 2016	April 28, 2016	May 27, 2016	$3.8	$0.101	$0.000
Third Quarter	March 1, 2016 — May 31, 2016	July 28, 2016	August 26, 2016	$2.6	$0.053	N/A

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$14.0	$0.375	$0.000
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$10.8	$0.290	$0.000
Third Quarter	March 1, 2015 — May 31, 2015	July 30, 2015	August 28, 2015	$9.4	$0.251	$0.000
Fourth Quarter	June 1, 2015— August 31, 2015	October 29, 2015	November 27, 2015	$8.3	$0.223	$0.000

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in January 2018. The Trustee’s administrative fees paid during each of the three-month periods ended September 30, 2016 and 2015 totaled approximately $38,000. The Trustee’s administrative fees paid during each of the nine-month periods ended September 30, 2016 and 2015 totaled approximately $113,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designated SandRidge as the Trust’s hedge manager, pursuant to which SandRidge had authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three-month period ended September 30, 2016, the Trust paid administrative fees to SandRidge equal to $75,000. There were no amounts paid to SandRidge during the three-month period ended

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

September 30, 2015, as the related quarterly administrative fee was paid during a prior 2015 period. Administrative fees paid to SandRidge for the nine-month periods ended September 30, 2016 and 2015 totaled $150,000 and $225,000, respectively.

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

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at September 30, 2016 or December 31, 2015.

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

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor.  On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The cases are jointly administered under the caption In re: SandRidge Energy Inc., et al. The Debtors continue to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On September 9, 2016, the Bankruptcy Court approved the Debtors’ Plan of Reorganization, and the Debtors emerged from bankruptcy on October 4, 2016. On October 27, 2016, the Court entered an order reopening this proceeding and allowing the plaintiffs to pursue their claims against the non-debtor defendants, and against SandRidge as a nominal defendant only.

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

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

6. Subsequent Events

Trustor Reorganization. As described in Note 5, on October 4, 2016, the Debtors emerged from Chapter 11 bankruptcy.

Distribution to Unitholders. On October 27, 2016, the Trust declared a cash distribution of $0.058 per unit covering production for the three-month period from June 1, 2016 to August 31, 2016. The distribution will be paid on or about November 25, 2016 to record holders as of November 11, 2016. Distributable income for June 1, 2016 to August 31, 2016 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$3,912
Total revenues	3,912
Expenses
Post-production expenses	490
Production taxes	145
Cash reserves withheld by Trustee(1)	383
Total expenses	1,018
Distributable income available to unitholders	$2,894
Distributable income per unit (49,725,000 units issued and outstanding)	$0.058

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

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the Trust’s derivative contracts (described in Note 4 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and, during their respective terms, the Trust’s derivative contracts. The Trust is treated as a partnership for federal income tax purposes.

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids (“NGL”). The markets for these commodities are volatile and experienced significant pricing declines beginning in the latter half of 2014.  Although distributions relating to production through December 31, 2015 were partially supported by hedging arrangements, no such arrangements are in place for production attributable to periods thereafter, and consequently distributions for production periods beginning January 1, 2016 or later should be expected to be lower than distributions for previous periods. The Trust received net settlement proceeds of approximately $2.5 million during the three-month period ended September 30, 2015. The Trust received net settlement proceeds of approximately $4.3 million and $8.5 million during the nine-month periods ended September 30, 2016 and 2015, respectively.

During the three-month period ended September 30, 2015, the Trust recognized a $204.7 million impairment in the carrying value of the Investment in Royalty Interests. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the Investment in Royalty Interests during 2016. Material write-downs in subsequent periods may occur if commodity prices decline. See “Impairment of Investment in Royalty Interests” in Note 2 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for further discussion of the impairments.

As of March 31, 2015, SandRidge had fulfilled its drilling obligation to the Trust. Accordingly, on April 1, 2016, the subordinated units automatically converted into common units and distributions made on common units in respect of subsequent periods no longer have the benefit of the Subordination Threshold.

Properties. As of September 30, 2016, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in northern Oklahoma and southern Kansas.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement during its term. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from or paid to the Trust’s derivative counterparties. Information regarding the Trust’s production, pricing and costs for the three- and nine-month periods ended September 30, 2016 and 2015 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016(1)	2015(2)	2016(3)	2015(4)
Production Data
Oil (MBbls)	42	88	139	244
NGL (MBbls)	69	80	199	228
Natural gas (MMcf)	868	1,189	2,758	3,477
Combined equivalent volumes (MBoe)	255	366	798	1,051
Average daily combined equivalent volumes (MBoe/d)	2.8	4.0	2.9	3.8

Well Data
Initial and Trust Development Wells producing - average	197	225	202	233

Revenues (in thousands)
Royalty income	$3,587	$8,098	$12,169	$29,104
Derivative settlements	—	2,509	4,330	8,492
Total revenue	$3,587	$10,607	$16,499	$37,596

Expenses (in thousands)
Post-production expenses	$516	$624	$1,637	$1,698
Property taxes	—	—	193	177
Production taxes	102	143	301	512
Trust administrative expenses	381	184	1,383	1,381
Cash reserves used for current Trust expenses, net of amounts withheld	(25)	(290)	(219)	(194)
Total expenses	$974	$1,241	$3,295	$3,574
Distributable income available to unitholders	$2,613	$9,366	$13,204	$34,022

Average Prices
Oil (per Bbl)	$37.01	$48.88	$35.99	$60.42
NGL (per Bbl)	$12.25	$15.63	$11.67	$20.05
Combined oil and NGL (per Bbl)	$21.58	$33.05	$21.69	$40.91
Natural gas (per Mcf)	$1.38	$2.14	$1.75	$2.82
Combined equivalent (per Boe)	$14.04	$22.13	$15.26	$27.69

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$37.01	$77.38	$67.10	$95.94
NGL (per Bbl)	$12.25	$15.63	$11.67	$20.05
Combined oil and NGL (per Bbl)	$21.58	$47.99	$34.51	$59.26
Natural gas (per Mcf)	$0.78	$1.62	$1.16	$2.33
Combined equivalent (per Boe)	$12.02	$27.27	$18.63	$34.31

Expenses (per Boe)
Post-production	$2.02	$1.70	$2.05	$1.62
Production taxes	$0.40	$0.39	$0.38	$0.49

(1)         Production volumes and related revenues and expenses for the three-month period ended September 30, 2016 (included in SandRidge’s August 2016 net revenue distribution to the Trust) represent production from March 1, 2016 to May 31, 2016.

(2)         Production volumes and related revenues and expenses for the three-month period ended September 30, 2015 (included in SandRidge’s August 2015 net revenue distribution to the Trust) represent production from March 1, 2015 to May 31, 2015.

(3)         Production volumes and related revenues and expenses for the nine-month period ended September 30, 2016 (included in SandRidge’s February 2016, May 2016 and August 2016   net revenue distributions to the Trust) represent production from September 1, 2015 to May 31, 2016.

(4)        Production volumes and related revenues and expenses for the nine-month period ended September 30, 2015 (included in SandRidge’s February 2015, May 2015 and August 2015 net revenue distributions to the Trust) represent production from September 1, 2014 to May 31, 2015.

(5)         Includes impact of derivative settlements attributable to production from March 1, 2015 to May 31, 2015 for the three-month period ended September 30, 2015. Includes impact of derivative settlements attributable to production from September 1, 2015 to December 31, 2015 for the nine-month period ended September 30, 2016 and from September 1, 2014 to May 31, 2015 for the nine-month period ended September 30, 2015.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenues

Royalty Income. Royalty income received during the three-month period ended September 30, 2016 totaled $3.6 million compared to $8.1 million received during the three-month period ended September 30, 2015. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Approximately $3.1 million of the total decrease in royalty income was attributable to the decrease in total volumes produced, caused by a reduction in the average number of producing wells, and natural declines in production and approximately $1.4 million was attributable to a decrease in prices received. The average number of producing wells decreased by 28 during the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015 because wells that could not economically produce due to continued depressed pricing were shut-in. Royalty income received during the three-month period ended September 30, 2016 was based upon production attributable to the Royalty Interests of 42 MBbls of oil, 69 MBbls of NGL and 868 MMcf of natural gas, or 255 MBoe of combined production, for the period from March 1, 2016 to May 31, 2016. Royalty income received during the three-month period ended September 30, 2015 was based upon production attributable to the Royalty Interests of 88 MBbls of oil, 80 MBbls of NGL and 1,189 MMcf of natural gas, or 366 MBoe of combined production, for the period from March 1, 2015 to May 31, 2015. The average price received for oil decreased to $37.01 per Bbl during the three-month period ended September 30, 2016 from $48.88 per Bbl during the same period in 2015, while the average price received for NGL decreased to $12.25 per Bbl during the three-month period ended September 30, 2016 from $15.63 per Bbl during the same period in 2015. The average price received for natural gas decreased to $1.38 per Mcf during the three-month period ended September 30, 2016 from $2.14 per Mcf during the same period in 2015.

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

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market natural gas produced. Post-production expenses for the three-month period ended September 30, 2016 decreased to approximately $0.5 million from approximately $0.6 million for the three-month period ended September 30, 2015 due to decreased natural gas production.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2016 totaled approximately $0.1 million, or $0.40 per Boe, and were approximately 2.9% of royalty income. Production taxes for the three-month period ended September 30, 2015 totaled approximately $0.1 million, or $0.39 per Boe, and were approximately 1.8% of royalty income. Production tax rates increased due to Trust wells reaching the expiration point of a previously reduced tax rate.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended September 30, 2016 totaled approximately $0.4 million compared to approximately $0.2 million for the three-month period ended September 30, 2015. The increase during the 2016 period partially relates to the timing of administrative expense payments.

Distributable Income

Distributable income for the three-month period ended September 30, 2016 was $2.6 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $25,000 (approximately $381,000 used to pay Trust expenses during the period partially offset by approximately $356,000 withheld from the August 2016 cash distribution to unitholders). Distributable income for the three-month period ended September 30, 2015 was $9.4 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.3 million (approximately $0.5 million withheld from the August 2015 cash distribution to unitholders partially offset by approximately $0.2 million used to pay Trust expenses during the period).

Distributions to Holders of Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the three-month period ended September 30, 2015 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the August 2015 distribution was below the Subordination Threshold, no distribution was paid to the subordinated units for the period. As a result of the subordination provisions, holders of common units received approximately $2.3 million more in distributions for the three-month periods ended September 30, 2015 than such holders would have received had the subordination provisions not existed.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenues

Royalty Income. Royalty income received during the nine-month period ended September 30, 2016 totaled $12.2 million compared to $29.1 million received during the nine-month period ended September 30, 2015. Approximately $8.9 million of the total decrease in royalty income was attributable to the decrease in total volumes produced, caused by a reduction in the average number of producing wells and natural declines in production, and approximately $8.0 million was attributable to a decrease in prices received. The average number of producing wells decreased by 31 during the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015 because wells that could not economically produce due to continued depressed pricing were shut-in. Royalty income received during the nine-month period ended September 30, 2016 was based upon production attributable to the Royalty Interests of 139 MBbls of oil, 199 MBbls of NGL and 2,758 MMcf of natural gas, or 798 MBoe of combined production, for the period from September 1, 2015 to May 31, 2016. Royalty income received during the nine-month period ended September 30, 2015 was based upon production attributable to the Royalty Interests of 244 MBbls of oil, 228 MBbls of NGL and 3,477 MMcf of natural gas, or 1,051 MBoe of combined production, for the period from September 1, 2014 to May 31, 2015. The average price received for oil decreased to $35.99 per Bbl during the nine-month period ended September 30, 2016 from $60.42 per Bbl during the same period in 2015, while the average price received for NGL decreased to $11.67 per Bbl during the nine-month period ended September 30, 2016 from $20.05 per Bbl during the same period in 2015. The average price received for natural gas decreased to $1.75 per Mcf during the nine-month period ended September 30, 2016 from $2.82 per Mcf during the same period in 2015.

Derivative Settlements. During the nine-month period ended September 30, 2016, the Trust received approximately $4.3 million related to the conveyed derivative contracts for production attributable to the Royalty Interests from September 1, 2015 to December 31, 2015 which effectively increased the average price received for oil production for the related period by $31.11 per Bbl to $67.10 per Bbl. Net cash settlements received related to the Trust’s derivatives during the nine-month period ended September 30, 2015 were approximately $8.5 million, and included (i) approximately $6.3 million received related to the conveyed contracts for production from September 1, 2014 to May 31, 2015 and (ii) approximately $2.2 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2014 to December 31, 2014. Total net derivative settlements received by the Trust for production from September 1, 2014 to May 31, 2015 were $8.6 million, including approximately $0.1 million received in 2014 from the counterparty to the novated contracts for September 2014 production, which effectively increased the average price received for oil production for the related period by $35.52 per Bbl to $95.94 per Bbl.

Expenses

Post-Production Expenses. Post-production expenses for the nine-month period ended September 30, 2016 decreased to approximately $1.6 million from approximately $1.7 million for the nine-month period ended September 30, 2015 due to decreased natural gas production.

Property Taxes. The Trust paid approximately $0.2 million of its $0.4 million 2015 property tax assessment during the nine-month period ended September 30, 2016. The Trust paid approximately $0.2 million of its $0.4 million 2014 property tax assessment during the nine-month period ended September 30, 2015.

Production Taxes. Production taxes for the nine-month period ended September 30, 2016 totaled approximately $0.3 million, or $0.38 per Boe, and were approximately 2.5% of royalty income. Production taxes for the nine-month period ended September 30, 2015 totaled approximately $0.5 million, or $0.49 per Boe, and were approximately 1.8% of royalty income. Production tax rates increased due to Trust wells reaching the expiration point of a previously reduced tax rate.

Trust Administrative Expenses. Trust administrative expenses for each of the nine-month periods ended September 30, 2016 and 2015 totaled approximately $1.4 million.

Distributable Income

Distributable income for the nine-month period ended September 30, 2016 was $13.2 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.2 million (approximately $1.6 million used to pay Trust expenses during the period partially offset by approximately $1.4 million withheld from the February 2016, May 2016 and August 2016 cash distributions to unitholders). Distributable income for the nine-month period ended September 30, 2015 was $34.0 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.2 million (approximately $1.6 million used to pay Trust expenses during the period partially offset by approximately $1.4 million withheld from the February 2015, May 2015 and August 2015 cash distributions to unitholders).

Distributions to Holders of Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the nine-month periods ended September 30, 2016 and 2015 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the May 2016, February 2016, August  2015, May 2015 and February 2015 distributions were below the Subordination Threshold, no distributions were paid to the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $2.6 million and $8.5 million more in distributions for the nine-month periods ended September 30, 2016 and 2015, respectively, than such holders would have received had the subordination provisions not existed.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses.  The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at September 30, 2016 or December 31, 2015.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The cases are jointly administered under the caption In re: SandRidge Energy Inc., et al.  The Debtors continue to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On September 9, 2016, the Bankruptcy Court approved the Debtors’ Plan of Reorganization, and on October 4, 2016, the Debtors emerged from Chapter 11 bankruptcy.

2016 Trust Distributions to Unitholders. During the nine-month period ended September 30, 2016, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2016
First Quarter	September 1, 2015 — November 30, 2015	January 28, 2016	February 26, 2016	$6.8
Second Quarter	December 1, 2015 — February 29, 2016	April 28, 2016	May 27, 2016	$3.8
Third Quarter	March 1, 2016 — May 31, 2016	July 28, 2016	August 26, 2016	$2.6

Future Trust Distributions to Unitholders. During the three-month production period from June 1, 2016 to August 31, 2016, total sales volumes were slightly lower than the previous period; however, oil, natural gas and NGL prices increased. On October 27, 2016, the Trust declared a cash distribution of $0.058 per unit covering production for the period. The distribution will be paid on or about November 25, 2016 to record unitholders as of November 11, 2016 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$3,912
Total revenues	3,912
Expenses
Post-production expenses	490
Production taxes	145
Cash reserves withheld by Trustee(1)	383
Total expenses	1,018
Distributable income available to unitholders	$2,894
Distributable income per unit (49,725,000 units issued and outstanding)	$0.058

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

The Trust was party to a derivatives agreement with SandRidge that provided the Trust with the economic effect of certain oil derivative contracts for production through December 31, 2015 (which had effects extending into the May 2016 distribution to unitholders) and mitigated a portion of the variability of oil prices received for the Trust’s share of production. The Trust received net settlement proceeds of approximately $4.3 million and $8.5 million related to the derivatives agreement and the Trust’s derivative contracts with counterparties during the nine-month periods ended September 30, 2016 and 2015, respectively. The Trust no longer has the benefit of the derivative contracts, and therefore the amount of future cash distributions will be subject to unmitigated changes in oil and natural gas prices.  The Trust does not have the ability to enter into additional derivative contracts.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of SandRidge Mississippian Trust I in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 17, 2012. The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves.  The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. On May 20, 2016, the Court entered an Administrative Closing Order terminating the action, without prejudice to the rights of the parties to reopen the proceeding for good cause shown, within thirty days after the termination of SandRidge’s bankruptcy proceedings. On October 27, 2016, the Court entered an order reopening this proceeding and allowing the plaintiffs to pursue their claims against the non-debtor defendants, and against SandRidge as a nominal defendant only.

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

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the 2015 Form 10-K. No material change to such risk factors has occurred during the three-month period ended September 30, 2016.

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

Date: November 7, 2016

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