Form 10-K
period 2016-12-31
SandRidge Mississippian Trust II
filed 2017-03-16
CIK 1538267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(512) 236-6555

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of Common Units of Beneficial Interest of the Trust held by non-affiliates on June 30, 2016 (the last business day of its most recently completed second quarter) was approximately $53.1 million based on the closing price as quoted on the New York Stock Exchange. As of March 9, 2017, 49,725,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

SANDRIDGE MISSISSIPPIAN TRUST II

2016 ANNUAL REPORT ON FORM 10-K

All references to “we,” “us,” “our,” or the “Trust” refer to SandRidge Mississippian Trust II. References to “SandRidge” refer to SandRidge Energy, Inc., and where the context requires, its subsidiaries. The royalty interests conveyed by SandRidge from its interests in certain properties in the Mississippian formation in northern Oklahoma and southern Kansas and held by the Trust are referred to as the “Royalty Interests.” This report includes terms commonly used in the oil and natural gas industry, which are defined in the Glossary of Oil and Natural Gas Terms beginning on page 19.

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

PART I

Item 1. Business

General

SandRidge Mississippian Trust II is a statutory trust formed under the Delaware Statutory Trust Act pursuant to a trust agreement, as amended and restated, by and among SandRidge, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”) (such amended and restated trust agreement, as amended to date, the “trust agreement”). The Trust’s affairs are administered by the Trustee, which maintains its offices at 919 Congress Avenue, Austin, Texas 78701. The Trust does not have any employees.

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

Formation and Structure. The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust common units and 12,431,250 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At December 31, 2016, SandRidge owned 18,675,000 Trust units, or approximately 37.6% of all Trust units.

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

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust Wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor.  On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) under the caption In re SandRidge Energy, Inc., et al. On September 20, 2016, the Bankruptcy Court entered an amended order confirming the Amended Joint Chapter 11 Plan of Reorganization dated September 19, 2016 (the “Plan”), as modified by the Confirmation Order (the “Amended Confirmation Order”), and on October 4, 2016, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On September 23, 2016, an informal group of former SandRidge shareholders appealed the Amended Confirmation Order. We cannot predict with certainty the ultimate outcome of such appeal. An adverse outcome could negatively affect the Trustor’s business, operations, or finances.

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

Development Agreement. The Trust entered into a development agreement with SandRidge that obligated SandRidge to drill, or cause to be drilled, the Trust Development Wells by December 31, 2016. Additionally, SandRidge agreed not to drill and complete, or allow another person within its control to drill and complete, any other well in the AMI other than the Trust Development Wells until SandRidge fulfilled its drilling obligation, which it did in the first quarter of 2015. The development agreement terminated upon SandRidge’s fulfillment of its drilling obligation. The Trust was not responsible for any costs related to the drilling of the Trust Development Wells and is not responsible for any other operating or capital costs associated with the wells.  A wholly owned subsidiary of SandRidge granted to the Trust a lien (the “Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The Trust released the Drilling Support Lien during 2015 subsequent to SandRidge’s fulfillment of its drilling obligation.

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

Derivatives Agreement and Other Hedging Arrangements. The Trust and SandRidge were parties to a derivatives agreement that provided the Trust with the economic effect of certain derivative contracts between SandRidge and third parties for volumes of oil production through December 31, 2015. Under the derivatives agreement, SandRidge paid the Trust amounts it received from its counterparties and the Trust paid SandRidge any amounts that SandRidge was required to pay such counterparties. Substantially concurrent with the execution of the derivatives agreement and also in 2013, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust covering volumes of production through March 31, 2015. As a party to these contracts, the Trust received payment directly from the counterparties, and was required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust paid a $15,000 annual fee to the collateral agent through 2016. The Trust’s derivative contracts consist of fixed price swaps. The hedging arrangement terminated on December 31, 2015 and the lien has been released.

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

Amendment of the trust agreement generally requires (i) the vote of holders of a majority of the Trust units excluding units owned by SandRidge and its affiliates and (ii) the vote of holders of a majority of the Trust units including units owned by SandRidge and its affiliates, in each case voting in person or by proxy at a meeting of such unitholders at which a quorum is present.  At any time that SandRidge and its affiliates collectively own less than 10% of the total Trust units outstanding, however, the standard for approval will be the vote of a majority of the Trust units, including units owned by SandRidge, voting in person or by proxy at a meeting of the unitholders at which a quorum is present.  Abstentions and broker non-votes will not be deemed to be a vote cast.  However, no amendment may:

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

The business and affairs of the Trust are managed by the Trustee.  The Trustee has no ability to manage or influence the operations of the Underlying Properties.  SandRidge operates 81% of the Producing Wells and approximately 94% of the Development Wells, but has no ability to manage or influence the management of the Trust, except through its limited voting rights as a holder of Trust units.

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

•                  determining whether cash distributions exceed subordination or incentive thresholds during the subordination period, and making cash distributions to the unitholders and SandRidge (with respect to incentive distributions) in accordance with the trust agreement;

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

Trustee’s Power to Sell Royalty Interests.  The Trustee may sell the Royalty Interests under any of the following circumstances:

•                  the sale is requested by SandRidge in accordance with the provisions of the trust agreement; or

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

Permitted Amendments.  The Trustee may amend or supplement the trust agreement, the conveyances, the administrative services agreement, or the registration rights agreement, without the approval of the Trust unitholders, to cure ambiguities, to correct or supplement defective or inconsistent provisions, to grant any benefit to all Trust unitholders, to evidence or implement any changes required by applicable law or to change the name of the Trust, provided, however, that any such supplement or amendment does not adversely affect the interests of the Trust unitholders.  Furthermore, the Trustee, acting alone, may amend the administrative services agreement without the approval of Trust unitholders if such amendment would not increase the cost or expense of the Trust or create an adverse economic impact on the Trust unitholders.

All other permitted amendments to the trust agreement and other agreements listed above may only be made by (i) the vote of a majority of the Trust units excluding common units owned by SandRidge and its affiliates and (ii) the vote of the holders of a majority of the Trust units including units owned by SandRidge and its affiliates, in each case voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that SandRidge and its affiliates collectively own less than 10% of the total Trust units outstanding, the standard for approval will be the vote of a majority of the Trust units, including units owned by SandRidge, voting in person or by proxy at a meeting of such holders at which a quorum is present. Abstentions and broker non-votes will not be deemed to be a vote cast.

Miscellaneous.  The Trustee may consult with counsel (which may include counsel to SandRidge), accountants, tax advisors, geologists and engineers and other parties the Trustee believes to be qualified as experts on the matters for which advice is sought. The Trustee will be protected for any action it takes in good faith reliance upon the opinion of the expert.

The Delaware Trustee and the Trustee may resign at any time or be removed with or without cause at any time by the vote of a majority of the common units (excluding common units owned by SandRidge and its affiliates) voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that SandRidge and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be the vote of a majority of the Trust units, including units owned by SandRidge, voting in person or by proxy at a meeting of such holders at which a quorum is present. Abstentions and broker non-votes will not be deemed to be a vote cast. Any successor must be a bank or trust company meeting certain requirements including having combined capital, surplus and undivided profits of at least $20 million, in the case of the Delaware Trustee, and $100 million, in the case of the Trustee.

Distributions

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Each distribution covers production for a three-month period. The amount of Trust revenues and cash distributions to Trust unitholders depends on:

•                  oil, natural gas and NGL prices received;

•                  volume of oil, natural gas and NGL produced and sold;

•                  amounts realized and paid under derivative arrangements during its term;

•                  post-production costs and any applicable taxes; and

•                  the Trust’s general and administrative expenses.

The amount of the quarterly distributions will fluctuate from quarter to quarter, depending on the factors discussed above. There is no minimum required distribution. However, in order to provide support for cash distributions on the common units, SandRidge agreed to subordinate 12,431,250 of the Trust units it received in exchange for conveyance of the Royalty Interests, which constituted 25% of the Trust units issued. On April 1, 2016, the subordinated units, initially issued to SandRidge, automatically converted into common units on a one-for-one basis as a result of SandRidge’s fulfillment of its drilling obligation to the Trust in March 2015. Prior to this conversion, the common and subordinated units had identical rights and privileges, except with respect to their rights to receive distributions. Prior to their conversion to common units, the subordinated units were entitled to receive pro rata distributions from the Trust each quarter, up to and including the May 2016 distribution, if and to the extent there was sufficient cash to provide a cash distribution on the common units that was at least equal to 80% of the target distribution for the corresponding quarter (“Subordination

Threshold”). If there was not sufficient cash to fund such a distribution on all of the common units, (including common units SandRidge owned), the distribution made with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including common units held by SandRidge) up to the Subordination Threshold amount on all of the common units. However, there was no minimum distribution. If cash available for distribution on all of the Trust units in any quarter exceeded 120% of the target distribution for such quarter (“Incentive Threshold”). SandRidge, as holder of the subordinated units, was entitled to receive 50% of the amount by which the cash available for distribution exceeded the Incentive Threshold. As a result of the conversion of the subordinated units to common units in April 2016, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s August 2016 distribution, distributions made on common units no longer have the benefit of the Subordination Threshold, the common units are not subject to the Incentive Threshold, and all Trust unitholders share on a pro rata basis in the Trust’s distributions.

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

Properties

As of December 31, 2016 and 2015, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells and (b) 173 additional wells (equivalent to approximately 206 Trust Development Wells under the development agreement) that were drilled and perforated for completion between December 31, 2011 and March 31, 2015. SandRidge was credited for having drilled one full Trust Development Well if a well was drilled and perforated for completion with a perforated length between 3,500 feet and 4,500 feet within the Mississippian formation and SandRidge’s net revenue interest in the well was equal to 47.4%. For wells with a perforated length of less than 3,500 feet or greater than 4,500 feet and for wells in which SandRidge had a net revenue interest greater or less than 47.4%, SandRidge received proportionate credit for such well. A substantial majority of the Royalty Interests are in properties producing from the Mississippian formation in Oklahoma and Kansas.

Proved Reserves.The following estimates of net proved oil, natural gas and NGL reserves are based on reserve reports prepared by independent petroleum engineers. The PV-10 and Standardized Measure shown in the table below are not intended to represent the current value of estimated oil, natural gas and NGL reserves attributable to the Royalty Interests as of the dates shown. The reserve reports as of December 31, 2016, 2015 and 2014 were based on the average price during the 12-month periods ended December 31, 2016, 2015 and 2014, using first-day-of-the-month prices for each month. Refer to “Risk Factors” in Item 1A of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report in evaluating the reserve information presented below.

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

Internal Controls. SandRidge’s Senior Vice President — Reserves, Technology and Business Development is the technical person primarily responsible for overseeing the preparation of the Trust’s reserve estimates. He has a Bachelor of Science degree in Petroleum Engineering with over 30 years of practical industry experience, including over 30 years of estimating and evaluating reserve information. In addition, he has also been a certified professional engineer in the state of Oklahoma since 2007 and a member of the Society of Petroleum Engineers since 1980.

SandRidge’s Reservoir Engineering Department continually monitors asset performance, making reserves estimate adjustments, as necessary, to ensure the most current reservoir information is reflected in reserves estimates. Reserve information includes production histories as well as other geologic, economic, ownership and engineering data. The corporate Reservoir department currently has a total of nine full-time employees, consisting of five degreed engineers and four engineering and business analysts with a minimum of a four-year degree in mathematics, finance or other business or science field.

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

•                  The Senior Vice President — Reserves, Technology and Business Development reports directly to SandRidge’s Chief Operating Officer.

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

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”)

•                  more than 25 years of practical experience in the estimation and evaluation of petroleum reserves;

•                  a registered professional engineer in the state of Texas; and

•                  a Bachelor of Science Degree in Petroleum Engineering.

Reporting of Natural Gas Liquids. Natural gas liquids, or NGL, are produced as a result of the processing of a portion of the Trust’s natural gas production stream. At December 31, 2016, NGL constituted approximately 29% of the Trust’s total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where contracts are in place for the extraction and separate sale of NGL. NGL are products sold by the gallon. In reporting proved reserves and production of NGL, production and reserves have been included in barrels. The extraction of NGL in the processing of natural gas reduces the volume of natural gas available for sale. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGL.

A summary of the Trust’s proved oil, natural gas and NGL reserves, all of which are located in the continental United States, is presented below:

	December 31,
Estimated Proved Reserves(1)	2016	2015	2014
Developed
Oil (MBbls)	600.9	1,685.9	2,962.4
NGL (MBbls)	2,076.9	3,165.2	3,602.4
Natural gas (MMcf)	26,388.3	49,852.0	63,042.7
Total proved developed (MBoe)(2)	7,075.9	13,159.8	17,071.9
Undeveloped
Oil (MBbls)	—	—	254.8
NGL (MBbls)	—	—	192.2
Natural gas (MMcf)	—	—	3,207.5
Total proved undeveloped (MBoe)	—	—	981.6
Total Proved
Oil (MBbls)	600.9	1,685.9	3,217.2
NGL (MBbls)	2,076.9	3,165.2	3,794.6
Natural gas (MMcf)	26,388.3	49,852.0	66,250.2
Total proved (MBoe)	7,075.9	13,159.8	18,053.5
PV-10 (in millions)(3)	$45.2	$96.4	$306.3
Standardized Measure of Discounted Net Cash Flows (in millions)(3)	$45.2	$96.4	$306.3

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

	Weighted average wellhead prices			Index prices
	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)	Oil (per Bbl)	Natural gas (per Mcf)
December 31, 2016	$40.55	$10.94	$1.58	$42.75	$2.48
December 31, 2015	$47.58	$12.56	$1.87	$46.79	$2.59
December 31, 2014	$92.41	$32.88	$3.58	$91.48	$4.35

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

Proved Undeveloped Reserves

Under the terms of the development agreement, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by December 31, 2016. SandRidge fulfilled its drilling obligation to the Trust in the first quarter of 2015. Accordingly, the Trust did not have any proved undeveloped reserves at either December 31, 2016 or 2015, no Trust Development Wells were drilled during the year ended December 31, 2016, and none will be drilled in the future.

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

	Year Ended December 31,
	2016(1)	2015 (2)	2014 (3)
Production Data
Oil (MBbls)	172	314	538
NGL (MBbls)	271	298	172
Natural gas (MMcf)	3,543	4,561	5,826
Combined equivalent volumes (MBoe)(4)	1,033	1,372	1,681
Average daily combined equivalent volumes (MBoe/d)	2.8	3.8	4.6
Average Prices
Oil (per Bbl)	$37.46	$57.72	$97.94
NGL (per Bbl)	$11.92	$18.31	$35.98
Combined oil and NGL (per Bbl)	$21.84	$38.52	$82.92
Natural gas (per Mcf)	$1.81	$2.72	$4.17
Combined equivalent (per Boe)	$15.56	$26.22	$49.47
Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$62.63	$93.92	$99.71
NGL (per Bbl)	$11.92	$18.31	$35.98
Combined oil and NGL (per Bbl)	$31.62	$57.08	$84.27
Natural gas (per Mcf)(5)	$1.21	$2.21	$3.68
Combined equivalent (per Boe)	$17.69	$32.79	$48.34
Expenses (per Boe)
Post-production	$2.06	$1.71	$1.70
Production taxes	$0.43	$0.46	$0.73
Total expenses	$2.49	$2.17	$2.43

(1)         Production volumes and related revenues and expenses for the year ended December 31, 2016 (included in SandRidge’s 2016 net revenue distributions to the Trust) represent production from September 1, 2015 to August 31, 2016.

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

(5)         Includes impact of derivative settlements attributable to production from September 1, 2015 to December 31, 2015 for the year ended December 31, 2016, September 1, 2014 to August 31, 2015 for the year ended December 31, 2015 and from September 1, 2013 to August 31, 2014 for the year ended December 31, 2014.

Productive Wells

The following table sets forth as of December 31, 2016 the number of productive wells subject to the Royalty Interests. Productive wells consist of producing wells and wells capable of producing, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Gross wells are the total number of producing wells subject to the Royalty Interests and net wells are the sum of the Trust’s fractional royalty interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Productive Wells	171	67.3	—	—	171	67.3

Developed and Undeveloped Acreage

As of March 2015, SandRidge had drilled and perforated for completion 206 equivalent Trust Development Wells, thus fulfilling its drilling obligation. Accordingly, the AMI terminated effective March 2015, and no additional wells have been or will be drilled for the Trust.

Drilling Activity

The following table sets forth information with respect to wells completed within the AMI and subject to the Royalty Interests during each of the periods indicated. The information presented is not necessarily indicative of future performance, and should not be interpreted to present any correlation between the number of productive wells drilled and quantities or economic value of reserves found. Productive wells are those that produce commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return. Gross wells refer to the total number of wells in which the Trust had a royalty interest and net wells refer to gross wells multiplied by the Trust’s weighted average royalty interest percentage. SandRidge completed its drilling obligation to the Trust during the first quarter of 2015. Accordingly, no wells were drilled and completed in 2016, and there were no wells subject to the Royalty Interests drilling or awaiting completion at December 31, 2016 or 2015.

	2015				2014
	Gross	Percent	Net	Percent	Gross	Percent	Net	Percent
Completed Wells
Development
Productive	6	100%	2.8	100%	14	100%	5.3	100%
Dry	—	0%	—	0%	—	0%	—	0%
Total	6	100%	2.8	100%	14	100%	5.3	100%
Exploratory
Productive	—	0%	—	0%	—	0%	—	0%
Dry	—	0%	—	0%	—	0%	—	0%
Total	—	0%	—	0%	—	0%	—	0%
Total
Productive	6	100%	2.8	100%	14	100%	5.3	100%
Dry	—	0%	—	0%	—	0%	—	0%

	6	100.0%	2.8	100.0%	14	100.0%	5.3	100.0%

Marketing and Customers

SandRidge has the responsibility to market, or cause to be marketed, the oil, natural gas and NGL production attributable to the Underlying Properties and is not permitted to charge any marketing fees when determining the net proceeds upon which the royalty payments are calculated, except for marketing fees and costs of non-affiliates. As a result, the net proceeds to the Trust from the sales of oil, natural gas and NGL production from the Underlying Properties are determined based on the same price (net of post-production costs) that SandRidge receives for oil, natural gas and NGL production attributable to SandRidge’s interest in the Underlying Properties.

SandRidge sells oil, natural gas and NGL from the Underlying Properties to a variety of customers, including oil and natural gas companies and trading and energy marketing companies. During 2016, 2015 and 2014, two customers individually accounted for more than 10% of total revenue attributable to the Royalty Interests. The number of readily available purchasers for the production from the Underlying Properties makes it unlikely that the loss of a single customer in the areas in which SandRidge sells oil, natural gas and NGL production from the Underlying Properties would materially affect the Trust’s revenue. The Trust is not committed under any existing contracts or agreements to provide fixed and determinable quantities of oil, NGL or natural gas in the future. See below for additional information on SandRidge’s major customers for the production from the Underlying Properties.

	2016
	Sales	% of Revenue
	(in thousands)
Targa Pipeline Mid-Continent West OK LLC(1)	$8,691	54.0%
Plains All American, Inc.	$5,558	34.6%

	2015
	Sales	% of Revenue
	(in thousands)
Targa Pipeline Mid-Continent West OK LLC(1)	$16,313	45.4%
Plains All American, Inc.	$15,941	44.3%

	2014
	Sales	% of Revenue
	(in thousands)
Plains All American, Inc.	$46,135	55.5%
Targa Pipeline Mid-Continent West OK LLC(1)	$27,648	33.2%

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

Oil, natural gas and NGL compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil, natural gas and NGL.

Future price fluctuations for oil, natural gas and NGL will directly impact Trust distributions, estimates of reserves attributable to the Royalty Interests and estimated and actual future net revenues to the Trust. Due to the many uncertainties that affect the supply and demand for oil, natural gas and NGL, reliable predictions of future oil, natural gas and NGL supply and demand, future product prices or the effect of future product prices on Trust distributions cannot be made. However, lower product prices will adversely affect Trust distributions.

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

Production.  Operations are subject to various types of regulation at federal, state, local and Native American tribal levels.  These types of regulation include reports concerning operations.  Most states, and some counties, municipalities and Native American tribal areas also regulate one or more of the following activities:   the rates of production, or “allowables”, the use of surface or subsurface waters, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the notice to surface owners and other third parties.

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

Environmental and Occupational Safety and Health Regulation. Oil, natural gas and NGL exploration, development and production operations are subject to stringent and complex federal, state, tribal, regional and local laws and regulations governing worker safety and health, the discharge and disposal of materials into the environment, environmental protection and natural resources. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”) and analogous state and local agencies, (and, in some cases, private individuals)  have the power to enforce compliance with these laws and regulations and the permits issued under them.  These laws and regulations may, among other things; (i) require permits to conduct exploration, drilling, water withdrawal and other production activities; (ii) govern the types, quantities and concentrations of substances that may be disposed or released into the environment or injected into formations in connection with drilling or production activities, and the manner of any such disposal, release or injection; (iii) limit or prohibit construction or require formal mitigation measures in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; (iv) require investigatory and remedial actions to mitigate pollution conditions arising from SandRidge’s operations or attributable to former operations; (v) impose safety and health restrictions designed to protect employees from exposure to hazardous or dangerous substances; and (vi) impose obligations to reclaim and abandon well sites and pits. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays or restrictions in permitting or performance of projects and the issuance of orders enjoining operations in affected areas.

The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment. Any changes in or more stringent enforcement of these laws and regulations that result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal, emission or discharge requirements could have a material adverse effect on the Trust’s revenues.  SandRidge may be unable to pass on such increased compliance costs to customers. Moreover, accidental releases, including spills, may occur in the course of operations on the Underlying Properties, and significant costs could be incurred as a result of such releases or spills, including third-party claims for damage to property and natural resources or personal injury. While SandRidge believes that compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect it, SandRidge may incur substantial costs in the future related to revised or additional environmental regulations that could have a material adverse effect on its business, financial condition, and results of operations. These costs could have an adverse effect on the value of the Royalty Interests and the Trust’s ultimate cash available for distribution, given that the Trust is highly dependent on SandRidge’s performance.

The following is a summary of the more significant existing and proposed environmental and occupational safety and health laws and regulations, as amended from time to time, to which SandRidge business operations are subject and for which compliance may have a material adverse impact on the Trust or operation of the Underlying Properties.

Hazardous Substances and Wastes. The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws may impose strict, joint and several liability, without regard to fault or legality of conduct on certain persons who are responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release of a hazardous substance occurred as well as entities that disposed or arranged for the disposal of the hazardous substance released at the site. Under CERCLA, these “responsible parties” may be liable for the costs of cleaning up sites where hazardous substances have been released into the environment, for damages to natural resources resulting from the release and for the costs of certain environmental and health studies. Additionally, landowners and other third parties may file claims for personal injury and natural resource and property damage allegedly caused by the release of hazardous substances into the environment. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment from a hazardous substance release and to pursue steps to recover costs incurred for those actions from responsible parties. Despite the so-called “petroleum exclusion,” certain products used by SandRidge in the course of operations at the Underlying Properties may be regulated as CERCLA hazardous substances. To date, none of the Underlying Properties have been subject to CERCLA response actions.

The federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes and implementing regulations imposes strict “cradle-to-grave” requirements on the generation, transportation, treatment, storage and disposal and cleanup of hazardous and non-hazardous wastes. SandRidge and other operators of the Underlying Properties generate wastes that are subject to the requirements of RCRA and comparable state statutes. Drilling fluids, produced waters and other wastes associated with the exploration, production and/or development of oil and natural gas, including naturally-occurring radioactive material, if properly handled, are currently excluded from regulation as hazardous wastes under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous solid waste requirements. However, it is possible that these wastes could be classified as hazardous wastes in the future.   For example, in December 2016, the EPA and environmental groups entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. Any change in the exclusion for such wastes could potentially result in an increase in SandRidge’s costs to manage and dispose of those wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders.

Air Emissions. The federal Clean Air Act (“CAA”) and comparable state laws and regulations restrict the emission of air pollutants through emissions standards, construction and operating permitting programs, and the imposition of other compliance requirements. These laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, strict compliance with air permit requirements or the utilization of specific equipment or technologies to control emissions. The need to acquire such permits has the potential to delay or limit the development of oil and natural gas projects. Over the next several years,  SandRidge may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues.  For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare.  The EPA is required to make attainment and non-attainment designations for specific geographic locations under the revised standards by October 1, 2017.  With the EPA lowering the ground-level ozone standard, certain states may be required to implement more stringent regulations, which could apply to SandRidge’s operations and result in the need to install new emissions controls, longer permitting timelines and significant increases in SandRidge’s capital or operating expenditures, which could adversely impact the Trust’s ability to make cash distributions to unitholders. Additionally, violations of lease conditions or regulations related to air emissions can result in civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen prosecution. In addition, in May 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements. In June 2016, the EPA also issued final rules that require the reduction of volatile organic compound and methane emissions from additional new, modified or reconstructed oil and natural gas emissions sources. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase SandRidge’s costs of development and production, which costs could be significant. These costs could have an adverse effect on the value of the Royalty Interests and the Trust’s ultimate cash available for distribution, given that the Trust is highly dependent on SandRidge’s performance.

Water Discharges. The federal Water Pollution Control Act,  also known as the Clean Water Act (“CWA”), and analogous state laws and implementing regulations impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States as well as state waters. Pursuant to these laws and regulations, the discharge of pollutants to regulated waters is prohibited unless it is permitted by the EPA, the Army Corps of Engineers or an analogous state or tribal agency. SandRidge does not presently discharge pollutants associated with the exploration, development and production of oil, natural gas and NGL on the Underlying Properties into federal or state waters. The CWA and analogous state laws and regulations also impose restrictions and controls regarding the discharge of sediment via storm water run-off to waters of the United States and state waters from a wide variety of construction activities. Such activities are generally prohibited from discharging sediment unless permitted by the EPA or an analogous state agency. The EPA issued a final rule in May 2015 that attempts to clarify the federal jurisdictional reach over waters of the United States, but this rule has been stayed nationwide by the U.S. Sixth Circuit Court of Appeals as that appellate court and numerous district courts ponder lawsuits opposing implementation of the rule. In February 2017, President Trump issued an Executive Order directing the EPA to review the “waters of the United States” rule and to publish for notice and comment a proposed rule rescinding or revising the rule. Also, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater to publicly-owned treatment works. This restriction of disposal options for hydraulic fracturing waste and other changes to CWA requirements may result in increased costs.

Finally, the Oil Pollution Act of 1990 (“OPA”), which amends the CWA, establishes standards for prevention, containment and cleanup of oil spills into waters of the United States.  The OPA requires measures to be taken to prevent the accidental discharge of oil into waters of the United States from onshore production facilities.  Measures under the OPA and/or the CWA include inspection and maintenance programs to minimize spills from oil storage and conveyance systems; the use of secondary containment systems to prevent spills from reaching nearby waterbodies; proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill; and the development and implementation of spill prevention, control and countermeasure (“SPCC”) plans to prevent and respond to oil spills. The OPA also subjects owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill. SandRidge has developed and implemented SPCC plans for the Underlying Properties as required under the CWA.

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

Furthermore, in response to recent seismic events near underground disposal wells used for the disposal by injection of produced water resulting from oil and natural gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells.  For example, in Oklahoma, the Oklahoma Corporation Commission (“OCC”) has implemented a variety of measures including adopting the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications for proximity to faults, seismicity in the area and other factors in determining whether such wells should be permitted, permitted only with special restrictions, or not permitted.  The OCC also evaluates existing wells to assess their continued operation, or operation with restrictions, based on location relative to such faults, seismicity and other factors, with certain of such existing wells required to make frequent, or even daily, volume and pressure reports.  In addition, the OCC has rules requiring operators of certain saltwater disposal wells in the state to, among other things, conduct mechanical integrity testing or make certain demonstrations of such wells’ depth that, depending on the depth, could require the plugging back of such wells and/or the reduction of volumes disposed in such wells.  As a result of these measures, the OCC from time to time has developed and implemented plans calling for wells within Areas of Interest where seismic incidents have occurred to restrict or suspend disposal well operations in an attempt to mitigate the occurrence of such incidents.  For example,  on February 16, 2016, the OCC issued a plan to reduce disposal well volume in the Arbuckle formation by 40 percent, covering approximately 5,281 square miles and 245 disposal wells injecting wastewater into the Arbuckle formation. In the plan, the OCC identified 76 SandRidge operated disposal wells, prescribed a four-stage volume reduction schedule and set April 30, 2016 as the final date for compliance with the tiered volume reduction plan. On March 7, 2016, the OCC reduced the injection volume of additional Arbuckle disposal wells, including wells SandRidge operates. Following earthquakes in August, September and November, the OCC and EPA further limited the disposal volumes that can be disposed in Arbuckle wells, although these recent actions did not cover SandRidge’s disposal wells.

Additionally, the Governor of Kansas has established a task force composed of various administrative agencies to study and develop an action plan for addressing seismic activity in the state. The task force issued a recommended Seismic Action Plan calling for enhanced seismic monitoring and the development of a seismic response plan, and in November 2014, the Governor of Kansas announced a plan to enhance seismic monitoring in the state. In March 2015, the Kansas Corporation Commission issued its Order Reducing Saltwater Injection Rates. The Order identified five areas of heightened seismic concern in Harper and Sumner Counties and created a timeframe over which the maximum of 8,000 barrels of saltwater injection daily into each well. SandRidge and other operators of injection wellswere required to reduce the injection volume, and any injection well drilled deeper than the Arbuckle Formation was required to be plugged back to a shallower formation in a manner approved by the Kansas Corporation Commission. In August 2016, the Kansas Corporation Commission issued an order that put a 16,000 barrels per day limit on additional Arbuckle disposal wells not previously identified in the order released in March 2015.

Evaluation of seismic incidents and whether, or to what extent, those events are induced by the injection of saltwater into disposal wells continues to evolve, as governmental authorities consider new and/or past seismic incidents in areas where salt water disposal activities occur or are proposed to be performed.  The adoption of any new laws, regulations, or directives that restrict SandRidge’s ability to dispose of saltwater generated by production and development activities on the Underlying Properties, whether by plugging back the depths of disposal wells, reducing the volume of salt water disposed in such wells, restricting disposal well locations, or by requiring SandRidge to shut down disposal wells, could significantly increase SandRidge’s costs to manage and dispose of this saltwater, which could negatively affect the economic lives of the Underlying Properties. In addition, SandRidge could be subject to third party lawsuits alleging damages resulting from seismic events that occur in its areas of operation.

Climate Change. In 2009, the EPA published its findings that emissions of carbon dioxide, methane and certain other greenhouse gases (collectively, “GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions.  Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states.  This rule could adversely affect SandRidge’s operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds.  In addition, the EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing, and blowdowns of natural gas transmission pipelines. The EPA has also adopted regulations that seek to reduce GHG emissions from certain sources. For example, in June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector. In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands. Future implementation of the BLM rule is uncertain. However, both the EPA and BLM methane rules impose leak detection and repair (“LDAR”) requirements. Compliance with these rules could require SandRidge to purchase pollution control equipment, optical gas imaging equipment for LDAR inspections, and to hire additional personnel to assist with inspection and reporting requirements.

In addition, there are a number of state and regional efforts that are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs.    On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets, (the “Paris Agreement”). However, the Paris Agreement does not impose any binding obligations on the United States and future participation in the Paris Agreement is uncertain.  The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHG from operations could require additional costs incurred to reduce emissions of GHGs associated with operations or could adversely affect demand for the oil, natural gas and NGL production attributable to the Royalty Interests, and thus possibly have a material adverse effect on the Trust’s revenues. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events, such events could have an adverse effect on assets and operations related to the Underlying Properties.

Endangered Species. The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act.  If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. On February 11, 2016, the U.S. Fish and Wildlife Service published a final policy which alters how it identifies critical habitat for endangered and threatened species. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in 2011, the U.S. Fish and Wildlife Service (“FWS”) is required to consider listing numerous species as endangered under the ESA by the end of the agency’s 2017 fiscal year. The designation of previously unprotected species in areas where the Underlying Properties operations as threatened or endangered are located could cause SandRidge to incur increased costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the Underlying Properties. SandRidge is an active participant on various agency and industry committees that are developing or addressing various ESA and other federal and state agency programs to minimize potential impacts to its business and the Underlying Properties.

Employee Health and Safety. The operations of SandRidge are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires that information be maintained concerning hazardous materials used or produced in SandRidge’s operations and that this information be provided to employees. Pursuant to the Federal Emergency Planning and Community Right-to-Know Act, facilities that store hazardous chemicals that are subject to OSHA’s Hazard Communication Standard above certain threshold quantities must submit information regarding those chemicals by March 1 of each year to state and local authorities in order to facilitate emergency planning and response. That information is generally available to employees, state and local governmental authorities, and the public. SandRidge has been and will continue to submit this information to these authorities for the Underlying Properties each year.

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

Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Trust’s reserves at year-end 2016 of $42.75/ Bbl for oil and $2.48/ Mcf for natural gas, the ratio of economic value of oil to natural gas was approximately 17 to 1, even though the ratio for determining energy equivalency is 6 to 1.

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

Production costs.  Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities that become part of the cost of oil, natural gas and NGL produced.

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

•lack of adequate electrical infrastructure and water disposal capacity;

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

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are very volatile and have experienced significant declines during the latter half of 2014, throughout 2015, and into 2016. Oil, natural gas and NGL prices can move quickly and fluctuate widely in response to a variety of factors that are beyond the control of the Trust and SandRidge. These factors include, among others:

•changes in regional, domestic and foreign supply of, and demand for, oil, natural gas and NGL, as well as perceptions of supply of, and demand for, oil, natural gas and NGL generally;

•the price and quantity of foreign imports;

•the ability of other companies to complete and commission liquefied natural gas export facilities in the U.S.;

•U.S. and worldwide political and economic conditions;

•weather conditions and seasonal trends;

•anticipated future prices of oil, natural gas and NGL, alternative fuels and other commodities;

•technological advances affecting energy consumption and energy supply;

•the proximity, capacity, cost and availability of pipeline infrastructure, treating, transportation and refining capacity;

•natural disasters and other extraordinary events;

•domestic and foreign governmental regulations and taxation;

•energy conservation and environmental measures; and

•the price and availability of alternative fuels.

For oil, from January 2013 through December 2016, the highest month-end settled price on the New York Mercantile Exchange (“NYMEX”) was $107.65 per Bbl and the lowest was $33.62 per Bbl. For natural gas, from January 2013 through December 2016, the highest month-end NYMEX settled price was $5.56 per MMBtu (one million British Thermal Units) and the lowest was $1.71 per MMBtu. In addition, the market price of oil and natural gas is generally lower in the summer months than during the winter months of the year due to decreased demand for oil and natural gas for heating purposes during the summer season.

Oil prices dropped sharply during the latter half of 2014 and continued to decline through early 2016, settling as low as $26.21 per Bbl in February 2016. Although oil prices have risen in the past year, they remain substantially below the levels experienced in 2014 and preceding years.  Continued low oil, natural gas and NGL prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties causing the Trust to make substantial downward adjustments to its estimated proved reserves. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low oil, natural gas or NGL prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil, natural gas or NGL prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon, at its cost, any well or property if it reasonably believes that the well or property can no longer produce oil, natural gas and NGL in commercially economic quantities. This could result in termination of the portion of the Royalty Interest relating to the abandoned well or property, and SandRidge would have no obligation to drill a replacement well.

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

Changes in these assumptions or actual production costs incurred could materially decrease reserve estimates.  Estimates of reserves are also continually subject to revisions based on production history, price changes and other factors.

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

The Trust is passive in nature and has no voting rights in SandRidge, managerial, contractual or other ability to influence SandRidge, or control over the field operations of, or sale of oil, natural gas and NGL from the Underlying Properties.

Trust unitholders have no voting rights with respect to SandRidge and, therefore, have no managerial, contractual or other ability to influence SandRidge’s activities or operations of the Underlying Properties. In addition, some of the Underlying Properties are operated by third parties unrelated to SandRidge. Such third-party operators may not have the operational expertise of SandRidge. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the aggregate working interest in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to sale of production, compliance with regulatory requirements and other matters that affect the property. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and cash available for distribution to unitholders. Neither the Trustee nor the Trust unitholders has any contractual or other ability to influence or control the field operations of, sale of oil, natural gas and NGL from, or future development of, the Underlying Properties.

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

Future maintenance may affect the quantity of proved reserves that can be economically produced from the Underlying Properties to which the wells relate. The timing and size of these projects will depend on, among other factors, the market prices of oil, natural gas and NGL. SandRidge has no contractual obligation to make capital expenditures on the Underlying Properties in the future. Furthermore, for properties on which SandRidge is not designated as the operator, SandRidge has no control over the timing or amount of those capital expenditures. SandRidge also has the right to non-consent and not participate in the capital expenditures on properties for which it is not the operator, in which case SandRidge and the Trust will not receive the production resulting from such capital expenditures. If SandRidge or other operators of the wells to which the Underlying Properties relate do not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by SandRidge or estimated in the Trust’s reserve report.

The trust agreement generally limits the Trust’s business activities to owning the Royalty Interests and entering into the hedging arrangements and activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. As a result, the Trust is not permitted to acquire other oil and natural gas properties or royalty interests to replace the depleting assets and production attributable to the Trust.

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

The amount of cash available for distribution by the Trust is reduced by Trust expenses,  post-production costs and applicable taxes associated with the Royalty Interests.

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

Further, during the subordination period, SandRidge was entitled to receive a quarterly incentive distribution from the Trust equal to 50% of the amount by which cash available to be paid to all unitholders exceeds the Incentive Threshold for the applicable quarter.

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

The Trust and SandRidge were parties to a derivatives agreement that provided the Trust with the economic effect of certain derivative contracts between SandRidge and third parties for volumes of oil production through December 31, 2015. From inception through December 31, 2015, the Trust received approximately $32.3 million that it would not have received without the hedging arrangements. The last of the hedging arrangements expired December 31, 2015. Consequently, unitholders no longer have the benefit of any hedging arrangements, and all production after December 31, 2015 is subject to the price risks inherent in holding interests in oil, a commodity that is frequently characterized by significant price volatility.

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

As of March 9, 2017, SandRidge, through SandRidge Exploration and Production, LLC (“SandRidge E&P”), owned an aggregate of 18,675,000 common units. SandRidge may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the common units. The Trust has granted registration rights to SandRidge, which, if exercised, would facilitate sales of Trust units by SandRidge to the public.

SandRidge could have interests that conflict with the interests of the Trust and Trust unitholders.

As a working interest owner in the Underlying Properties, SandRidge could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•                  Notwithstanding its fulfillment of its drilling obligation to the Trust, SandRidge’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the maintenance, operation or abandonment of the Underlying Properties. Additionally, SandRidge may, consistent with its obligation to act as a reasonably prudent operator, abandon a well that is uneconomic or not generating revenues from production in excess of its operating costs, even though such well is still generating revenue for the Trust unitholders. SandRidge may make decisions with respect to expenditures and decisions to allocate resources on projects in other areas that adversely affect the Underlying Properties, including reducing expenditures on these properties, which could cause oil, natural gas and NGL production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

•                  SandRidge may, without the consent or approval of the Trust unitholders, sell all or any part of its retained interest in the Underlying Properties, if the Underlying Properties are sold subject to and burdened by the Royalty Interests. Such sale may not be in the best interests of the Trust and Trust unitholders. For example, any purchaser may lack SandRidge’s experience in the Mississippian formation or its creditworthiness.

•                  SandRidge may, without the consent or approval of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value of up to $5.0 million during any 12-month period in connection with a sale by SandRidge of a portion of its retained interest in the Underlying Properties. The fair value received by the Trust for such Royalty Interests may not fully compensate the Trust for the value of future production attributable to the Royalty Interests disposed of.

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

The value of the Royalty Interests is highly dependent on the performance and financial condition of SandRidge.

As of December 31, 2016, SandRidge operates 81% of the Producing Wells and approximately 94% of the Development Wells. The conveyances provide that SandRidge is obligated to market, or cause to be marketed, the oil and natural gas production related to the Underlying Properties. If SandRidge were to default on its obligation, the cash distributions to the Trust unitholders may be materially reduced. The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. Due to the Trust’s reliance on SandRidge to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on SandRidge’s performance.

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

The ability to operate the Underlying Properties depends on all operators’ future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators.

In the event of any future bankruptcy of SandRidge or any other future operator of the Underlying Properties, the value of the Royalty Interests could be adversely affected by, among other things, delay or cessation of payments under the Royalty Interests, business disruptions or cessation of operations by the operator, replacements of operators, inability to find a replacement operator if necessary, reduced production of reserves, or decreased distributions to Trust unitholders.

On May 16, 2016, SandRidge and certain of its direct and indirect subsidiaries not including the Trust (collectively with SandRidge, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) under the caption In re SandRidge Energy, Inc., et al. On September 20, 2016, the Bankruptcy Court entered an amended order confirming the Amended Joint Chapter 11 Plan of Reorganization dated September 19, 2016 (the “Plan”), as modified by the Confirmation Order (the “Amended Confirmation Order”), and on October 4, 2016, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On September 23, 2016, an informal group of former SandRidge shareholders appealed the Amended Confirmation Order. We cannot predict with certainty the ultimate outcome of such appeal. An adverse outcome could negatively affect the Trustor’s business, operations, or finances.  Although SandRidge was able to conduct normal business activities and pay associated obligations for the period following its bankruptcy filing, and has attempted to minimize the adverse effect of the Chapter 11 reorganization on its relationships with its employees, suppliers, customers and other parties, such relationships may have been adversely impacted and SandRidge’s operations, currently and going forward, could be materially and adversely affected.

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

There are a variety of operating risks inherent in oil, natural gas and NGL production and associated activities, such as fires, leaks, explosions, mechanical problems, major equipment failures, blowouts, uncontrollable flow of oil, natural gas, NGL, water or drilling fluids, casing collapses, abnormally pressurized formations and natural disasters. The occurrence of any of these or similar accidents that temporarily or permanently halt the production and sale of oil, natural gas and NGL at any of the Underlying Properties will reduce Trust distributions by reducing the amount of proceeds available for distribution.

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

The oil, natural gas and NGL production operations on the Underlying Properties are subject to stringent and complex federal, state, tribal, regional and local laws and regulations governing worker safety and health, the discharge and disposal of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in litigation; the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory , remedial or corrective action obligations; the occurrence of delays or restrictions in permitting or performance of projects; and the issuance of orders and injunctions limiting or preventing some or all operations relating to the Underlying Properties in affected areas. Increased scrutiny of the oil and natural gas industry may occur as a result of the EPA’s FY2017-2019 National Enforcement Initiatives, through which the EPA will purportedly address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health, the environment or both.

Under certain environmental laws and regulations, an owner or operator of the Underlying Properties could be subject to strict, joint and several strict liability for the investigation, removal or remediation of previously released materials or property contamination, regardless of whether the owner or operator was responsible for the release or contamination or whether the operations were in compliance with all applicable laws at the time the release or contamination occurred. Private parties, including the owners of properties upon which wells are drilled or facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, to seek damages for contamination, or for personal injury or property damage.

Changes in environmental laws and regulations occur frequently, and any changes that result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management, or completion activities or waste handling, storage, transport, remediation or disposal, emission or discharge requirements could require significant expenditures by SandRidge or other operators of the Underlying Properties to attain and maintain compliance and may otherwise have a material adverse effect on the results of operations, competitive position or financial condition of SandRidge or such other operators.

Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil, natural gas and NGL produced from the Underlying Properties.

In 2009, the EPA published its findings that emissions of GHGs present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted various rules to address GHG emissions under existing provisions of the CAA.  For example, the EPA has adopted rules requiring the reporting of GHG emissions from various oil, natural gas and NGL operations on an annual basis, which includes certain operations by SandRidge and other operators of the Underlying Properties. In addition, in May 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector. In November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands.

In addition, there are a number of state and regional efforts that are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs.  On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and maintain transparency regarding the measures each country will use to achieve its GHG emissions targets (the “Paris Agreement”).  However, the Paris Agreement does not impose any binding obligations on the United States and future participation in the Paris Agreement is uncertain.  It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the international climate change agreement.  The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHGs from, the equipment and operations of SandRidge or other operators of the Underlying Properties could require them to incur additional costs to monitor, report and potentially reduce emissions of GHGs associated with their operations or could adversely affect demand for the oil, natural gas and NGL produced from the Underlying Properties. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Underlying Properties, and potentially subject the Underlying Properties and the operations of SandRidge or other operators of the Underlying Properties to greater regulation.

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

Legislation or regulatory initiatives intended to address seismic activity are restricting and could further restrict SandRidge’s ability and the ability of other operators of the Underlying Properties to dispose of saltwater produced alongside hydrocarbons.

Large volumes of saltwater produced alongside SandRidge’s and other operators’ oil, natural gas and NGL on the Underlying Properties in connection with drilling and production operations are disposed of pursuant to permits issued by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities.

Furthermore, in response to recent seismic events near underground disposal wells used for the disposal by injection of produced water resulting from oil and natural gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells.  For example, in Oklahoma, the OCC from time to time has developed and implemented plans calling for wells within Areas of Interest where seismic incidents have occurred to restrict or suspend disposal well operations in an attempt to mitigate the occurrence of such incidents.  For example, in February 2016, the OCC issued a plan to reduce disposal well volume in the Arbuckle formation by 40 percent, covering approximately 5,281 square miles and 245 disposal wells injecting wastewater into the Arbuckle formation. In the plan, the OCC identified 76 SandRidge operated disposal wells, prescribed a four-stage volume reduction schedule and set April 30, 2016 as the final date for compliance with the tiered volume reduction plan. In March 2016, the OCC reduced the injection volume of additional Arbuckle disposal wells, including wells operated by SandRidge.  Following earthquakes in August, September and November 2016, the OCC and the EPA further limited the injection volume of Arbuckle disposal wells, although these recent actions did not cover SandRidge’s disposal wells.

Additionally, the Governor of Kansas has established a task force composed of various administrative agencies to study and develop an action plan for addressing seismic activity in the state. The task force issued a recommended Seismic Action Plan calling for enhanced seismic monitoring and the development of a seismic response plan, and in November 2014, the Governor of Kansas announced a plan to enhance seismic monitoring in the state. In March 2015, the Kansas Corporation Commission issued its Order Reducing Saltwater Injection Rates. The Order identified five areas of heightened seismic concern in Harper and Sumner Counties and created a timeframe over which the maximum of 8,000 barrels of saltwater injection daily into each well. SandRidge and other operators of injection wells, and any injection well drilled deeper than the Arbuckle Formation was required to be plugged back in a manner approved by the Kansas Corporation Commission. In September 2015, the Kansas Corporation Commission extended the Order Reducing Saltwater Injection Rates until March 13, 2016. Most recently, in February 2016, the Kansas Corporation Commission staff recommended an expansion of the areas of heightened seismic concern, which would include an additional schedule of volume reductions for Arbuckle disposal wells not previously identified in the Order released in March 2015.

Evaluation of seismic incidents and whether or to what extent those events are induced by the injection of saltwater into disposal wells continues to evolve, as governmental authorities consider new and/or past seismic incidents in areas where salt water disposal activities occur or are proposed to be performed.  The adoption of any new laws, regulations, or directives that restrict SandRidge’s and other operators’ ability to dispose of saltwater generated by production and development activities on the Underlying Properties, whether by plugging back the depths of disposal wells, reducing the volume of salt water disposed in such wells, restricting disposal well locations or otherwise, or by requiring SandRidge or other operators to shut down disposal wells, which could negatively affect the economic lives of the Underlying Properties and have a material adverse effect on the Trust.

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

If the Trust were treated as a corporation for U.S. federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely be required to also pay state income tax on its taxable income at the corporate tax rate of such state. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders. Because additional tax would be imposed upon the Trust as a corporation, its cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of the Trust as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Trust unitholders, likely causing a substantial reduction in the value of the Trust units.

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

The tax treatment of an investment in Trust units could be affected by potential legislative changes, possibly on a retroactive basis.

Current law may change so as to cause the Trust to be treated as a corporation for U.S. federal income tax purposes or otherwise subject the Trust to entity-level taxation. Specifically, the present U.S. federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to existing federal income tax laws that could affect publicly traded partnerships . Such proposals, if adopted, could eliminate the qualifying income exception for publicly traded partnerships deriving qualifying income from activities relating to fossil fuels thus treating such partnerships as corporations. We currently rely upon this qualifying income exemption for our treatment of the Trust as a partnership for U.S. federal income tax purposes.

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

If the IRS contests any of the U.S. federal income tax positions the Trust takes or has taken, the value of the Trust units may be adversely affected because the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gain, loss and deduction may be reallocated among Trust unitholders. For example, the Trust generally prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date in such quarter, instead of on the basis of the date a particular Trust unit is transferred. Although simplifying conventions are contemplated by the Internal Revenue Code, and most publicly traded partnerships use similar simplifying conventions, the use of these methods may not be permitted under existing Treasury Regulations, and, accordingly, SandRidge’s counsel is unable to opine as to the validity of this method. If the IRS were to challenge the Trust’s proration method, the Trust may be required to change its allocation of items of income, gain, loss and deduction among the Trust unitholders and the costs to the Trust of implementing and reporting under any such changed method may be significant.

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

Because the Trust unitholders are treated as partners to whom the Trust allocates taxable income that could be different in amount than the cash the Trust distributes, each unitholder may be required to pay any federal income taxes and, in some cases, state and local income taxes on the unitholder’s share of the Trust’s taxable income even if a unitholder does not receive cash distributions from the Trust equal to the unitholder’s share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

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

Tax-Exempt Organizations. Employee benefit plans and most other organizations exempt from U.S. federal income tax including individual retirement accounts (known as IRAs) and other retirement plans are subject to U.S. federal income tax on unrelated business taxable income. Because all of the income of the Trust is expected to be royalty income, interest income, hedging income and gain from the sale of real property, none of which is expected to be unrelated business taxable income, any such organization exempt from U.S. federal income tax is not expected to be taxed on income generated by ownership of Trust units so long as neither the property held by the Trust nor the Trust units are debt-financed property within the meaning of Section 514(b) of the Internal Revenue Code. However, such investors should consult their own tax advisors.

Non-U.S. Persons. Pursuant to Internal Revenue Code Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons should be made at the highest marginal rate. Under Internal Revenue Code Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S.

persons should be made at 30% of gross income unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate, currently 39.6% for individuals, on the distribution made to non-U.S. persons.

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

The availability and extent of percentage depletion deductions to the Trust unitholders for any taxable year is uncertain.

The payments received by the Trust with respect to the perpetual portion of the Royalty Interests are treated as mineral royalty interests for U.S. federal income tax purposes and taxable as ordinary income. Trust unitholders are entitled to deductions for the greater of either cost depletion or (if otherwise allowable) percentage depletion with respect to such income. Although the Internal Revenue Code requires each Trust unitholder to compute his own depletion allowance and maintain records of his share of the adjusted tax basis of the underlying royalty interest for depletion and other purposes, the Trust will furnish each of the Trust unitholders with information relating to this computation for U.S. federal income tax purposes. Each Trust unitholder, however, remains responsible for calculating his own depletion allowance and maintaining records of his share of the adjusted tax basis of the perpetual royalties for depletion and other purposes.  The rules with respect to this depletion allowance are complex and must be computed separately by each Trust unitholder and not by the Trust for each oil or natural gas property. As a result, the availability or extent of percentage depletion deductions to the Trust unitholders for any taxable year is uncertain.

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

Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly.  However, the Trust is entitled to contractual indemnification covering reasonable costs of investigation and attorney’s fees and expenses that the Trust believes will be applicable. The Trust will estimate and start reserving funds if the Trustee deems it appropriatefinancially provide for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation.  The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Units of the Trust, Related Unitholder Matters and Issuer Purchases of Common Units.

The Trust units are listed on the New York Stock Exchange (“NYSE”) under the symbol “SDR.” The range of high and low sales prices for the Trust’s common units for the periods indicated, as reported by the NYSE, and distributions per unit made by the Trust during the corresponding periods, are as follows:

			Distributions Per Unit
	High	Low	Common	Subordinated
Calendar Quarter 2016
First Quarter	$2.07	$1.30	$0.183	$0.000
Second Quarter	$2.90	$1.35	$0.101	$0.000
Third Quarter	$1.94	$1.31	$0.053	N/A
Fourth Quarter	$1.55	$1.35	$0.058	N/A

Calendar Quarter 2015
First Quarter	$5.34	$3.75	$0.375	$0.000
Second Quarter	$5.14	$4.14	$0.290	$0.000
Third Quarter	$4.23	$2.29	$0.251	$0.000
Fourth Quarter	$3.17	$1.34	$0.223	$0.000

On March 9, 2017, there were five record unitholders of the Trust’s common units.

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

Recent Sales of Unregistered Securities

None.

Purchases of Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2016.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Total revenues	$20,411	$47,164	$84,378	$122,710	$74,508
Distributable income	$16,098	$42,344	$78,386	$113,867	$68,424

Distributable income per common unit (37,293,750 units issued and outstanding through March 31, 2016, 49,725,000 units issued and outstanding thereafter)	$0.395	$1.135	$2.014	$2.304	$1.376
Distributable income per subordinated unit (12,431,250 units issued and outstanding through March 31, 2016, 0 units issued and outstanding thereafter)	$0.000	$0.000	$0.264	$2.244	$1.376

	As of December 31,
	2016	2015	2014	2013	2012
Total assets	$121,959	$135,877	$364,926	$396,566	$438,011
Trust corpus	$121,959	$135,877	$364,926	$396,566	$438,011

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

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and have experienced significant pricing declines during the latter half of 2014 which continued throughout 2015 and into 2016, with oil settling as low as $26.21 per Bbl in February 2016 and natural gas as low as $1.64 per MMBtu in March 2016.

Further, although distributions relating to production through December 31, 2015 were partially supported by hedging arrangements, these arrangements terminated on December 31, 2015, and consequently distributions no longer benefit from the support of the derivatives agreement.  The Trust received net settlement proceeds of approximately $4.3 million, $11.2 million and $1.2 million related to the derivatives agreement during the years ended December 31, 2016, 2015 and 2014, respectively.

SandRidge fulfilled its drilling obligation to the Trust in March 2015. On April 1, 2016, the day following the end of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, the subordinated units automatically converted into common units. Accordingly, distributions made on common units in respect of subsequent periods no longer have the benefit of the Subordination Threshold.

Results of Trust Operations

Results of the Trust for the Years Ended December 31, 2016, 2015 and 2014

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement during its term. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements were received from the Trust’s derivative counterparties. Information regarding the Trust’s revenues, expenses, production and pricing for the years ended December 31, 2016, 2015 and 2014 is presented below.

	Year Ended December 31,
	2016(1)	2015(2)	2014(3)

Production data
Oil (MBbls)	172	314	538
NGL (MBbls)	271	298	172
Natural gas (MMcf)	3,543	4,561	5,826
Combined equivalent volumes (MBoe)	1,033	1,372	1,681
Average daily combined equivalent volumes (MBoe/d)	2.8	3.8	4.6

Well data
Initial and Trust Development Wells producing — average	197	229	234

Revenues (in thousands)
Royalty income	$16,081	$35,969	$83,174
Derivative settlements	4,330	11,195	1,204
Total revenue	$20,411	$47,164	$84,378

Expenses (in thousands)
Post-production expenses	$2,127	$2,344	$2,858
Property taxes	278	383	575
Production taxes	446	638	1,223
Trust administrative expenses	1,651	1,747	1,268
Cash reserves (used) withheld, net of amounts withheld (used) for current Trust expenses	(189)	(292)	68
Total expenses	$4,313	$4,820	$5,992
Distributable income available to unitholders	$16,098	$42,344	$78,386
Average prices
Oil (per Bbl)	$37.46	$57.72	$97.94
NGL (per Bbl)	$11.92	$18.31	$35.98
Combined oil and NGL (per Bbl)	$21.84	$38.52	$82.92
Natural gas (per Mcf)	$1.81	$2.72	$4.17
Combined equivalent (per Boe)	$15.56	$26.22	$49.47

Average prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(4)	$62.63	$93.92	$99.71
NGL (per Bbl)	$11.92	$18.31	$35.98
Combined oil and NGL (per Bbl)	$31.62	$57.08	$84.27
Natural gas (per Mcf)	$1.21	$2.21	$3.68
Combined equivalent (per Boe)	$17.69	$32.79	$48.34

Expenses (per Boe)
Post-production	$2.06	$1.71	$1.70
Production taxes	$0.43	$0.46	$0.73

(1)                     Production volumes and related revenues and expenses for the year ended December 31, 2016 (included in SandRidge’s 2016 net revenue distributions to the Trust) represent oil, natural gas and NGL production from September 1, 2015 to August 31, 2016.

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

(4)                     Includes impact of derivative settlements attributable to production from September 1, 2015 to December 31, 2015 for the year ended December 31, 2016, September 1, 2014 to August 31, 2015 for the year ended December 31, 2015 and from September 1, 2013 to August 31, 2014 for the year ended December 31, 2014.

Comparison of Results of the Trust for the Years Ended December 31, 2016 and 2015

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the year ended December 31, 2016 totaled $16.1 million compared to $36.0 million received during the year ended December 31, 2015. Approximately $8.4 million of the total decrease in royalty income was attributable to a decrease in prices received, and approximately $11.4 million was attributable to a decrease in total volumes produced, caused by a reduction in the average number of producing wells and natural declines in production. The average number of producing wells decreased by 32 during the year ended December 31, 2016 compared to the year ended December 31, 2015 as wells that could not economically produce due to continued depressed pricing were shut-in. Net revenue distributions received from SandRidge during the year ended December 31, 2016 included royalty income attributable to production for the twelve-month period from September 1, 2015 to August 31, 2016 of 172 MBbls of oil, 271 MBbls of NGL and 3,543 MMcf of natural gas. Net revenue distributions received from SandRidge during the year ended December 31, 2015 included royalty income attributable to production for the twelve-month period from September 1, 2014 to August 31, 2015 of 314 MBbls of oil, 298 MBbls of NGL and 4,561 MMcf of natural gas. The average price received for oil decreased to $37.46 per Bbl during the year ended December 31, 2016 from $57.72  per Bbl during the year ended December 31, 2015, while the average price received for NGL decreased to $11.92 per Bbl during the year ended December 31, 2016 from $18.31 per Bbl during the year ended December 31, 2015. The average price received for natural gas decreased to $1.81 per Mcf during the year ended December 31, 2016 from $2.72  per Mcf during the year ended December 31, 2015.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge was intended to reduce the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 by the use of oil fixed price swaps. Net cash settlements received related to the Trust’s derivatives during the year ended December 31, 2016 were approximately $4.3 million related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2015 to December 31, 2015, which effectively increased the average price received for oil production for the related period by $25.17 per Bbl, to $62.63 per Bbl. Net cash settlements received related to the Trust’s derivatives during the year ended December 31, 2015 were approximately $11.2 million, and included (i) approximately $9.0 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2014 to August 31, 2015 and (ii) approximately $2.2 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2014 to December 31, 2014. Total net derivative settlements received by the Trust for production from September 1, 2014 to August 31, 2015 were $11.4 million, including the impact of $0.2 million received in 2014 from the counterparty related to the novated contracts, which effectively increased the average price received for oil production for the related period by $36.20 per Bbl, to $93.92 per Bbl.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the natural gas produced. Post-production expenses for the year ended December 31, 2016 decreased to approximately $2.1 million from approximately $2.3 million for the year ended December 31, 2015 primarily as a result of the decrease in production.

Property Taxes. Property taxes paid during the year ended December 31, 2016 totaled approximately $0.3 million compared to approximately $0.4 million for the year ended December 31, 2015.

Production Taxes. Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the year ended December 31, 2016 totaled $0.4 million, or $0.43 per Boe, and were approximately 2.8% of royalty income. Production taxes for the year ended December 31, 2015 totaled $0.6 million, or $0.46 per Boe, and were approximately 1.8% of royalty income. Production tax rates increased in 2016 due to

Trust wells reaching the expiration point of a previously reduced tax rate. The average effective production tax rate for the Trust will continue to increase, up to a maximum rate of 7%, as more Trust wells reach this expiration point.

Trust Administrative Expenses. Trust administrative expenses totaled approximately $1.7 million for the years ended December 31, 2016 and 2015.

Distributable Income

Distributable income for the year ended December 31, 2016 was $16.1 million, which included a net reduction to the cash reserve for the payment of future Trust expenses of approximately $0.2 million (approximately $1.9 million used to pay Trust expenses during the period partially offset by approximately $1.7 million withheld from 2016 cash distributions to unitholders). Distributable income for the year ended December 31, 2015 was $42.3 million, which included a net reduction to the cash reserve for the payment of future Trust expenses of approximately $0.3 million (approximately $2.1 million used to pay Trust expenses during the period partially offset by approximately $1.8 million withheld from 2015 cash distributions to unitholders).

Distributions to Common and Subordinated Unitholders. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the years ended December 31, 2016 and 2015 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the February 2016, May 2016 and all of the 2015 distributions were below the Subordination Threshold, no distributions were paid on the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $2.6 million and $10.6 million more in distributions for the years ended December 31, 2016 and 2015, respectively, than such holders would have received had the subordination provisions not existed. Beginning with the Trust’s August 2016 distribution, distributions made on common units no longer have the benefit of the Subordination Threshold, the common units are not subject to the Incentive Threshold, and all Trust unitholders share on a pro rata basis in the Trust’s distributions.

Comparison of Results of the Trust for the Years Ended December 31, 2015 and 2014

Revenues

Royalty Income. Royalty income received during the year ended December 31, 2015 totaled $36.0 million compared to $83.2 million received during the year ended December 31, 2014. Approximately $24.5 million of the total decrease in royalty income was attributable to a decrease in prices received, and approximately $22.7 million was attributable to the decrease in total volumes produced, caused by a reduction in the average number of producing wells and natural declines in production. The decrease in royalty income is primarily attributable to the decrease in combined equivalent volumes produced, as production from Trust Development Wells completed and brought on production during 2015 was more than offset by natural declines in production from the Initial Wells and older Trust Development Wells. The average number of producing wells decreased by five during the year ended December 31, 2015 compared to the year ended December 31, 2014 because wells that could not economically produce due to continued depressed pricing were shut-in. Net revenue distributions received from SandRidge by the Trust during the year ended December 31, 2015 included royalty income attributable to production for the twelve-month period from September 1, 2014 to August 31, 2015 of 314 MBbls of oil, 298 MBbls of NGL and 4,561 MMcf of natural gas.  NGL production volumes were higher in 2015 compared to 2014 as a result of a contractual change to the Trust’s gathering agreement. Net revenue distributions received from SandRidge by the Trust during the year ended December 31, 2014 included royalty income attributable to production for the twelve-month period from September 1, 2013 to August 31, 2014 of 538 MBbls of oil, 172 MBbls of NGL and 5,826 MMcf of natural gas. The average price received for oil decreased to $57.72 per Bbl during the year ended December 31, 2015 from $97.94 per Bbl during the year ended December 31, 2014, while the average price received for NGL decreased to $18.31 per Bbl during the year ended December 31, 2015 from $35.98 per Bbl during the year ended December 31, 2014. The average price received for natural gas decreased to $2.72 per Mcf during the year ended December 31, 2015 from $4.17 per Mcf during the year ended December 31, 2014.

Derivative Settlements. Net cash settlements received related to the Trust’s derivatives during the year ended December 31, 2015 were approximately $11.2 million, and included (i) approximately $9.0 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2014 to August 31, 2015 and (ii) approximately $2.2 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2014 to December 31, 2014. Total net derivative settlements received by the Trust for production from September 1, 2014 to August 31, 2015 were $11.4 million, including the impact of $0.2 million received in 2014 from the counterparty related to the novated contracts, which effectively increased the average price received for oil production for the related period by $36.20 per Bbl, to $93.92 per Bbl. Net cash settlements received related to the Trust’s derivatives during the year ended December 31, 2014 were approximately $1.2 million, and included (i) approximately $0.6 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2013 to August 31, 2014, (ii) approximately $0.4 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2013 to August 31, 2014  and (iii) approximately $0.2 million received from the counterparty related to the novated contracts for September 2014 production. Total net derivative settlements received by the Trust for production from September 1, 2013 to August 31, 2014 were $0.9 million, including the impact of $0.1 million paid in 2013 to the counterparty related to the novated contracts, which effectively increased the average price received for oil production for the related period by $1.77 per Bbl, to $99.71 per Bbl. The effects of net settlements paid during 2014 related to September 2014 production were included in the Trust’s February 2015 distribution.

Expenses

Post-Production Expenses. Post-production expenses for the year ended December 31, 2015 decreased to approximately $2.3 million from approximately $2.9 million for the year ended December 31, 2014 primarily as a result of the decrease in production.

Property Taxes. Property taxes paid during the year ended December 31, 2015 totaled approximately $0.4 million compared to approximately $0.6 million for the year ended December 31, 2014. The total payment made related to 2015 property taxes was $0.2 million (paid in December 2015). The Trust’s remaining 2015 property tax liability of approximately $0.2 million was paid during 2016. This compares to approximately $0.6 million in reimbursements made to SandRidge related to 2014 property taxes (approximately $0.4 million reimbursed in December 2014 and approximately $0.2 million reimbursed in April 2015).

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

Distributable Income

Distributable income for the year ended December 31, 2015 was $42.3 million, which included a net reduction to the cash reserve for the payment of future Trust expenses of approximately $0.3 million (approximately $2.1 million used to pay Trust expenses during the period partially offset by approximately $1.8 million withheld from 2015 cash distributions to unitholders). Distributable income for the year ended December 31, 2014 was $78.4 million, which included a net addition to the cash reserve for the payment of future Trust expenses of approximately $0.1 million (approximately $1.9 million withheld from 2014 cash distributions to unitholders partially offset by approximately $1.8 million used to pay Trust expenses during the period).

Distributions to Common and Subordinated Unitholders. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the years ended December 31, 2015 and 2014 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for 2015 and 2014 distributions was below the Subordination Threshold, reduced distributions or no distributions were paid on the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $10.6 million and $16.6 million more in distributions for the years ended December 31, 2015 and 2014, respectively, than such holders would have received had the subordination provisions not existed.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flow generated from the Royalty Interests and, during the term of the derivatives agreement, the Trust’s derivative contracts, as well as borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements contained in Item 8 of this report. The Trust’s primary uses of cash are distributions to Trust unitholders, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. See Item 3 of this report for a description of the impact of legal proceedings on the Trust’s administrative expenses. The Trust does not have any capital requirements related to drilling wells or any other operating and capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter, over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at December 31, 2016 or 2015.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor.  On May 16, 2016, the Debtors filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court under the caption In re SandRidge Energy, Inc., et al. On September 20, 2016, the Bankruptcy Court entered an amended order confirming the Amended Joint Chapter 11 Plan of Reorganization dated September 19, 2016 (the “Plan”), as modified by the Confirmation Order (the “Amended Confirmation Order”), and on October 4, 2016, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On September 23, 2016, an informal group of former SandRidge shareholders appealed the Amended Confirmation Order. We cannot predict with certainty the ultimate outcome of such appeal. An adverse outcome could negatively affect the Trustor’s business, operations, or finances.

Trust Distributions to Unitholders. During the years ended December 31, 2016, 2015 and 2014, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2016
First Quarter	September 1, 2015— November 30, 2015	January 28, 2016	February 26, 2016	$6.8
Second Quarter	December 1, 2015 — February 29, 2016	April 28, 2016	May 27, 2016	$3.8
Third Quarter	March 1, 2016 — May 31, 2016	July 28, 2016	August 26, 2016	$2.6
Fourth Quarter	June 1, 2016 — August 31, 2016	October 27, 2016	November 25, 2016	$2.9

Calendar Quarter 2015
First Quarter	September 1, 2014— November 30, 2014	January 29, 2015	February 27, 2015	$14.0
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$10.8
Third Quarter	March 1, 2015 — May 31, 2015	July 30, 2015	August 28, 2015	$9.4
Fourth Quarter	June 1, 2015 — August 31, 2015	October 29, 2015	November 27, 2015	$8.3

Calendar Quarter 2014
First Quarter	September 1, 2013— November 30, 2013	January 30, 2014	February 28, 2014	$24.2
Second Quarter	December 1, 2013 — February 28, 2014	April 24, 2014	May 30, 2014	$20.8
Third Quarter	March 1, 2014 — May 31, 2014	July 31, 2014	August 29, 2014	$18.1
Fourth Quarter	June 1, 2014 — August 31, 2014	October 30, 2014	November 26, 2014	$15.0

On February 24, 2017, the Trust paid a cash distribution of $0.062 per unit covering production for the three-month period from September 1, 2016 to November 30, 2016. The distribution totaled $3.1 million and was made to record unitholders as of February 10, 2017.

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

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2016 is provided in the following table:

	Payments Due by Year
	2017	2018	2019	2020	2021	After 2021	Total
	(in thousands)
Administrative services fee	$300.0	$300.0	$300.0	$300.0	$300.0	$3,000.0	$4,500.0
Trustee Administrative fee	150.0	150.0	150.0	150.0	150.0	1,500.0	2,250.0
Delaware Trustee fee	2.4	2.4	2.4	2.4	2.4	24.0	36.0
Total	$452.4	$452.4	$452.4	$452.4	$452.4	$4,524.0	$6,786.0

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

Impairment of Investment in Royalty Interests. The investment in royalty interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Potential impairments of the investment in royalty interests are determined by comparing the net capitalized costs of investment in royalty interests to undiscounted future net revenues attributable to the Trust’s interest in the proved oil, natural gas and NGL reserves of the Underlying Properties. The Trust provides a write-down to the extent that the net capitalized costs exceed the fair value of the Royalty Interests, which is determined using future cash flows of the oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. Different pricing assumptions or discount rates could result in a different calculated impairment. During the year ended December 31, 2015, the Trust recorded a $204.7 million impairment in the carrying value of the Investment in Royalty Interests. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. No impairments were recorded in 2016 or 2014. Material write-downs in subsequent periods may occur if commodity prices decline from year-end levels.

Refer to Note 2 to the financial statements included in Item 8 of this report for the Trust’s significant accounting policies.

Off-balance sheet arrangements

As of December 31, 2016, the Trust had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of oil, natural gas and NGL production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil, natural gas and NGL production. The derivatives agreement was intended to mitigate a portion of the variability of oil prices received for the Trust’s share of production from the Underlying Properties through December 31, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

Item 8. Financial Statements and Supplementary Data

The Trust’s financial statements required by this item are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Trustee conducted an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this annual report. Based on this evaluation, Sarah Newell, as Trust Officer, has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2016 to provide reasonable assurance that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by SandRidge.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2016. The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The Trustee is a corporate trustee that may be removed by the affirmative vote of the holders of not less than a majority of the outstanding Trust units, excluding Trust units held by SandRidge and its affiliates, at a special meeting of the Trust unitholders at which a quorum is present.

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

Item 11. Executive Compensation

During the years ended December 31, 2016, 2015 and 2014, the Trustee and the Delaware Trustee received administrative fees from the Trust pursuant to the trust agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 9, 2017 by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
SandRidge Energy, Inc. 123 Robert S. Kerr Avenue Oklahoma City, OK 73102	Common units	18,675,000	(1)	37.6%

(1)                  On April 1, 2016,  the day following the end of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, the subordinated units automatically converted into common units on a one-for-one basis. As of March 9, 2017, SandRidge owned 37.6% of the total Trust units outstanding. All 18,675,000 units beneficially owned by SandRidge are held of record by its wholly owned subsidiary, SandRidge Exploration and Production, LLC.

(b) Security Ownership of Management.

Not applicable.

(c) Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13. Certain Relationships and Related Transactions and Director Independence

SandRidge and the Trust are parties to the administrative services agreement and the registration rights agreement. Additionally, the Trust and SandRidge were parties to the derivatives agreement until its termination in accordance with its terms in 2015. The Trust makes certain payments to SandRidge, the Trustee and the Delaware Trustee pursuant to the trust agreement and the administrative services agreement and, during its term, made certain payments to SandRidge under the derivatives agreement. Descriptions of these agreements are included in “Business” in Item 1 of this report; in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report; and in Note 6 to the financial statements included in Item 8 of this report. In addition, the description of the initial public offering included in “Business” in Item 1 of this report is hereby incorporated by reference.

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

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Trust’s financial statements for 2016 and 2015 and fees billed for other services rendered by PricewaterhouseCoopers LLP.

	2016	2015
Audit fees(1)	$255,000	$255,000
Audit-related fees(2)	7,500	7,200
Tax fees	310,000	329,000
All other fees	—	—
Total fees	$572,500	$591,200

(1) Fees for audit services in 2016 and 2015 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

(2) Fees for audit-related services performed in conjunction with impairment analysis.

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

(3) Exhibits

Reference is made to the Exhibit Index.

Item 16. Form 10-K Summary

Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Unitholders of the SandRidge Mississippian Trust II and the Trustee of The Bank of New York Mellon Trust Company, N.A.

We have audited the accompanying statements of assets and trust corpus of the SandRidge Mississippian Trust II (the “Trust”) as of December 31, 2016 and 2015, and the related statements of distributable income and of changes in trust corpus for each of the three years in the period ended December 31, 2016. We also have audited the Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits.

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

As discussed in Note 5 to the financial statements, the Trust is dependent on the Trustor for multiple services including the operation of the majority of the Trust’s properties.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2016 and 2015, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2016, in accordance with the modified cash basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control- Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Oklahoma City, Oklahoma
March 16, 2017

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$1,945	$2,147
Investment in royalty interests	467,146	467,146
Less: accumulated amortization and impairment	(347,132)	(333,416)
Net investment in royalty interests	120,014	133,730
Total assets	$121,959	$135,877
TRUST CORPUS
Trust corpus, 49,725,000 common units issued and outstanding at December 31, 2016 and 37,293,750 common units and 12,431,250 subordinated units issued and outstanding at December 31, 2015	$121,959	$135,877

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Years Ended December 31,
	2016	2015	2014
Revenues
Royalty income	$16,081	$35,969	$83,174
Derivative settlements, net	4,330	11,195	1,204
Total revenues	20,411	47,164	84,378
Expenses
Post-production expenses	2,127	2,344	2,858
Property taxes	278	383	575
Production taxes	446	638	1,223
Trust administrative expenses	1,651	1,747	1,268
Cash reserves (used) withheld, net of amounts withheld (used) for current Trust expenses	(189)	(292)	68
Total expenses	4,313	4,820	5,992

Distributable income available to unitholders	16,098	42,344	78,386

Distributable income per common unit (37,293,750 units issued and outstanding through March 31, 2016, 49,725,000 units issued and outstanding thereafter)	$0.395	$1.135	$2.014
Distributable income per subordinated unit (12,431,250 units issued and outstanding through March 31, 2016, 0 units issued and outstanding thereafter)	$0.000	$0.000	$0.264

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Years Ended December 31,
	2016	2015	2014

Trust corpus, beginning of year	$135,877	$364,926	$396,566
Amortization of investment in royalty interests	(13,716)	(23,916)	(31,977)
Impairment of investment in royalty interests	—	(204,707)	—
Net cash reserves (used) withheld	(189)	(292)	68
Distributable income	16,098	42,344	78,386
Distributions paid or payable to unitholders	(16,111)	(42,478)	(78,117)

Trust corpus, end of year	$121,959	$135,877	$364,926

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II

NOTES TO FINANCIAL STATEMENTS

1. Organization of the Trust

Nature of Business. SandRidge Mississippian Trust II (the “Trust”) is a statutory trust formed under the Delaware Statutory Trust Act pursuant to a trust agreement, as amended and restated, by and among SandRidge Energy, Inc. (“SandRidge”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”) (such amended and restated trust agreement, as amended to date, the “trust agreement”).

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust common units and 12,431,250 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At December 31, 2016, SandRidge owned 18,675,000 Trust units, or approximately 37.6% of all Trust units.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and natural gas liquids (“NGL”)  production attributable to SandRidge’s net revenue interest in 54 wells producing at December 31, 2011 and 13 additional wells awaiting completion at that time (together, the “Initial Wells”), and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and NGL production attributable to SandRidge’s net revenue interest in the equivalent of 206 horizontal oil and natural gas development wells drilled thereafter (the “Trust Development Wells”) within an area of mutual interest (“AMI”) between January 1, 2012, the effective date of the Royalty Interests conveyance, and March 31, 2015. Pursuant to a development agreement entered into between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by December 31, 2016. SandRidge fulfilled this obligation in March 2015.

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

On April 1, 2016, the subordinated units, initially issued to SandRidge, automatically converted into common units on a one-for-one basis as a result of SandRidge’s fulfillment of its drilling obligation to the Trust in March 2015. Prior to this conversion, the common and subordinated units had identical rights and privileges, except with respect to their rights to receive distributions.

Prior to their conversion to common units, the subordinated units, all of which were held by SandRidge, constituted 25% of the Trust units issued and were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units that was no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there was not sufficient cash to fund such a distribution on all of the common units, the distribution made with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. As owner of the subordinated units, SandRidge was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeded 120% of the target distribution for such quarter (“Incentive Threshold”). As a result of the conversion of the subordinated units to common units in April 2016, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s August 2016 distribution. Distributions made on common units no longer have the benefit of the Subordination Threshold, the common units are not subject to the Incentive Threshold, and all Trust unitholders share on a pro rata basis in the Trust’s distributions.

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

Distributable Income Per Common and Subordinated Unit. For the periods prior to the conversion of the Trust’s subordinated units to common units, the Trust calculated distributable income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying statements of distributable income were allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the periods presented had been distributed. Distributable income per unit amounts as calculated for the periods presented in the accompanying statements of distributable income may differ from declared distribution amounts per unit due to the timing of the Trust’s receipt or payment of settlements on novated derivative contracts. See discussion of the Trust’s derivative contracts at Note 6. For periods ended subsequent to the conversion of the Trust’s subordinated units to common units, all Trust unitholders share on a pro rata basis in the Trust’s distributable income (See Note 1).

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest, which is determined using future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. During the year ended December 31, 2015, the Trust recorded a $204.7 million impairment in the carrying value of the Investment in Royalty Interests. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the Investment in Royalty Interests during 2016 or 2014. Material write-downs in subsequent periods may occur if commodity prices decline from year end levels. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

Derivative Financial Instruments. The Trust entered into a derivatives agreement with SandRidge to manage risks related to oil price volatility associated with production through December 31, 2015. See discussion of the Trust’s derivative contracts at Note 6. In accordance with the Trust’s accounting policy, during the term of the derivatives agreement,  derivative instruments were recorded when benefits were received or obligations were paid. The fair market values and changes in the fair market value of the derivative contracts are not included in the accompanying financial statements as the statements are presented on a modified cash basis. Net cash settlements received related to the Trust’s derivatives during the year ended December 31, 2016 were approximately $4.3 million related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2015 to December 31, 2015. Net cash settlements received relating to the Trust’s derivatives during the year ended December 31, 2015 were approximately $11.2 million, and included (i) approximately $9.0 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2014 to August 31, 2015 and (ii) approximately $2.2 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2014 to December 31, 2014. Net cash settlements received related to the Trust’s derivatives during the year ended December 31, 2014 were approximately $1.2 million, and included (i) approximately $0.6 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2013 to August 31, 2014, (ii) approximately $0.4 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2013 to August 31, 2014  and (iii) approximately $0.2 million received from the counterparty related to the novated contracts for September 2014 production. Net settlements received during 2014 related to September 2014 production were included in the Trust’s February 2015 distribution.

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

Recent Accounting Pronouncements. The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Trust adopted the provisions of this ASU for the year ended December 31, 2016 on a prospective basis. The adoption of this ASU had no impact to the Trust’s disclosures included in this report.

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

4. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. A summary of the Trust’s distributions to unitholders is as follows:

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2016
First Quarter	September 1, 2015 — November 30, 2015	January 28, 2016	February 26, 2016	$6.8	$0.183	$0.000
Second Quarter	December 1, 2015 — February 29, 2016	April 28, 2016	May 27, 2016	$3.8	$0.101	$0.000
Third Quarter	March 1, 2016 — May 31, 2016	July 28, 2016	August 26, 2016	$2.6	$0.053	N/A
Fourth Quarter	June 1, 2016— August 31, 2016	October 27, 2016	November 25, 2016	$2.9	$0.058	N/A

Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$14.0	$0.375	$0.000
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$10.8	$0.290	$0.000
Third Quarter	March 1, 2015 — May 31, 2015	July 30, 2015	August 28, 2015	$9.4	$0.251	$0.000
Fourth Quarter	June 1, 2015— August 31, 2015	October 29, 2015	November 27, 2015	$8.3	$0.223	$0.000

Calendar Quarter 2014
First Quarter	September 1, 2013— November 30, 2013	January 30, 2014	February 28, 2014	$24.2	$0.568	$0.239
Second Quarter	December 1, 2013 — February 28, 2014	April 24, 2014	May 30, 2014	$20.8	$0.559	$0.000
Third Quarter	March 1, 2014 — May 31, 2014	July 31, 2014	August 29, 2014	$18.1	$0.486	$0.000
Fourth Quarter	June 1, 2014 — August 31, 2014	October 30, 2014	November 26, 2014	$15.0	$0.402	$0.000

On February 24, 2017, the Trust paid a cash distribution covering production for the period from September 1, 2016 to November 30, 2016. See Note 8 for further discussion.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at December 31, 2016 or 2015.

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

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) under the caption In re SandRidge Energy, Inc., et al. On September 20, 2016, the Bankruptcy Court entered an amended order confirming the Amended Joint Chapter 11 Plan of Reorganization dated September 19, 2016 (the “Plan”), as modified by the Confirmation Order (the “Amended Confirmation Order”), and on October 4, 2016, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On September 23, 2016, an informal group of former SandRidge shareholders appealed the Amended Confirmation Order. We cannot predict with certainty the ultimate outcome of such appeal. An adverse outcome could negatively affect the Trustor’s business, operations, or finances.

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

Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly.  However, the Trust is entitled to contractual indemnification covering reasonable costs of investigation and attorney’s fees and expenses that the Trust believes will be applicable. The Trust will estimate and start reserving funds if the Trustee deems it appropriate for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation.  The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year, beginning in 2018. The Trustee’s administrative fees paid during each of the years ended December 31, 2016, 2015 and 2014 totaled approximately $150,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designated SandRidge as the Trust’s hedge manager, pursuant to which SandRidge had authority to administer the derivative contracts underlying the derivatives agreement (described below) and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties during the term of the derivatives agreement. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the year ended December 31, 2016, the Trust paid administrative fees to SandRidge equal to $225,000. The Trust paid administrative fees to SandRidge equal to $375,000, which covered five quarters, during the year ended December 31, 2015. During the year ended December 31, 2014, the Trust paid administrative fees to SandRidge equal to $300,000.

Derivatives Agreement. The Trust and SandRidge were parties to a derivatives agreement that provided the Trust with the economic effect of certain derivative contracts between SandRidge and third parties for production through December 31, 2015. Under the derivatives agreement, SandRidge paid the Trust amounts it received from its counterparties and the Trust paid SandRidge any amounts that SandRidge was required to pay such counterparties. Substantially concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust received payment directly from the counterparties, and was required to pay any amounts owed directly to the counterparties. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparties a lien on the Royalty Interests. Under the collateral agency agreement, the Trust paid a $15,000 annual fee to the collateral agent through 2016. The Trust’s derivative contracts consisted of fixed price swaps. The derivatives agreement terminated in 2015 and the lien has been released. The Trust does not have the ability to enter into additional derivative contracts.

7. Major Customers

For the years ended December 31, 2016, 2015 and 2014, sales of production attributable to the Royalty Interests exceeding 10% of the Trust’s total revenues were made to the following oil or natural gas purchasers:

	2016
	Sales	% of Revenue
	(in thousands)
Targa Pipeline Mid-Continent West OK LLC(1)	$8,691	54.0%
Plains All American, Inc.	$5,558	34.6%

	2015
	Sales	% of Revenue
	(in thousands)
Targa Pipeline Mid-Continent West OK LLC(1)	$16,313	45.4%
Plains All American, Inc.	$15,941	44.3%

	2014
	Sales	% of Revenue
	(in thousands)
Plains All American, Inc.	$46,135	55.5%
Targa Pipeline Mid-Continent West OK LLC(1)	$27,648	33.2%

(1) Formerly Atlas Pipeline Mid-Continent West OK LLC

8. Subsequent Events

On January 26, 2017, the Trust declared a cash distribution of $0.062 per unit covering production for the three-month period from September 1, 2016 to November 30, 2016 for record unitholders as of February 10, 2017. The distribution was paid on February 24, 2017. Distributable income for September 1, 2016 to November 30, 2016 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$4,132
Total revenues	4,132
Expenses
Post-production expenses	456
Production taxes	167
Cash reserves withheld by Trustee(1)	409
Total expenses	1,032
Distributable income available to unitholders	$3,100
Distributable income per unit (49,725,000 units issued and outstanding)	$0.062

(1) Includes amounts withheld for payment of future Trust administrative expenses.

9. Supplemental Information on Oil and Natural Gas Producing Activities (Unaudited)

The following supplemental information includes capitalized costs related to oil and natural gas producing activities; costs incurred in oil and natural gas property acquisition, exploration and development; and the results of operations for oil and natural gas producing activities. Supplemental information is also provided for oil, natural gas and NGL production and average sales prices; the estimated quantities of proved oil, natural gas and NGL reserves; the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves; and a summary of the changes in the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves. This supplemental information was prepared on an accrual basis, which is the basis upon which SandRidge and the Underlying Properties maintain their records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31, 2016
		For the period
	Modified Cash Basis(1)	September 1, 2015 to December 31, 2015	September 1, 2016 to December 31, 2016	Accrual Basis (2)

Production Data(Unaudited)
Oil (MBbls)	172.0	(72.2)	43.3	143.1
NGL (MBbls)	270.8	(82.4)	80.4	268.8
Natural Gas (MMcf)	3,543.3	(1,339.6)	1,062.0	3,265.7
Combined equivalent volumes (MBoe)(3)	1,033.4	(377.9)	300.7	956.2

Royalty Income (in thousands)	$16,078	$(6,339)	$5,676	$15,415
Expenses (in thousands):
Post-production costs	2,127	(773)	606	1,960
Property taxes	278	(297)	164	145
Production taxes	446	(141)	235	540
	$13,227	$(5,128)	$4,671	$12,770

	Year Ended December 31, 2015
		For the period
	Modified Cash Basis(4)	September 1, 2014 to December 31, 2014	September 1, 2015 to December 31, 2015	Accrual Basis (2)

Production Data(Unaudited)
Oil (MBbls)	313.7	(115.5)	72.2	270.4
NGL (MBbls)	298.1	(99.2)	82.4	281.3
Natural Gas (MMcf)	4,560.6	(1,629.2)	1,339.6	4,271.0
Combined equivalent volumes (MBoe)(3)	1,371.9	(486.2)	377.9	1,263.5

Royalty Income (in thousands)	$35,969	$(16,593)	$6,339	$25,715
Expenses (in thousands):
Post-production costs	2,344	(722)	773	2,395
Property taxes	383	(281)	297	399
Production taxes	638	(295)	141	484
	$32,604	$(15,295)	$5,128	$22,437

	Year Ended December 31, 2014
		For the period
	Modified Cash Basis(5)	September 1, 2013 to December 31, 2013	September 1, 2014 to December 31, 2014	Accrual Basis (2)

Production Data(Unaudited)
Oil (MBbls)	538.2	(231.3)	115.5	422.4
NGL (MBbls)	172.1	(44.2)	99.2	227.1
Natural Gas (MMcf)	5,825.5	(2,221.3)	1,629.2	5,233.4
Combined equivalent volumes (MBoe)(3)	1,681.2	(645.7)	486.2	1,521.7

Royalty Income (in thousands)	$83,174	$(32,100)	$16,593	$67,667
Expenses (in thousands):
Post-production costs	2,859	(1,115)	722	2,466
Property taxes	575	(473)	281	383
Production taxes	1,223	(516)	295	1,002
	$78,517	$(29,996)	$15,295	$63,816

(1) Production volumes attributable to the Royalty Interests and related revenues and expenses included in SandRidge’s 2016 net revenue distributions to the Trust. Represents production from September 1, 2015 to August 31, 2016.

(2) Production volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2016	2015	2014
Investment in royalty interests
Proved(1)	$467,146	$467,146	$467,146
Unproved	—	—	—
Total investment in royalty interests	467,146	467,146	467,146
Less accumulated amortization and impairment	(347,132)	(333,416)	(104,793)
Net investment in royalty interests	$120,014	$133,730	$362,353

(1) Royalty Interests conveyed to the Trust by SandRidge in April 2012 were in both proved and unproved locations; however, by December 31, 2012, all Trust Royalty Interests had associated proved reserves.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

The Trust is not responsible for any costs incurred related to the Underlying Properties. As such, the Trust did not incur any costs in the exploration or development of oil and natural gas properties during the years ended December 31, 2016, 2015 or 2014.

Results of Operations for Oil and Natural Gas Producing Activities (Unaudited)

The Trust’s results of operations from oil and natural gas producing activities for each of the years ended 2016, 2015 and 2014 are shown in the following table (in thousands):

	December 31,
	2016 (1)	2015 (1)	2014 (1)

Revenues	$15,419	$25,715	$67,667
Expenses(2)
Post-production costs	1,960	2,395	2,466
Production taxes	540	484	1,002
Property taxes	145	399	383
Amortization and impairment expense(3)	13,716	228,623	31,977
Total expenses	16,361	231,901	35,828
Results of operations for oil and natural gas producing activities (excluding general and administrative costs and derivative settlements of the Trust)	$(942)	$(206,186)	$31,839

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

The summary below presents changes in the Trust’s estimated reserves during the years ended December 31, 2014, 2015 and 2016.

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)(1)
Proved developed and undeveloped reserves
As of December 31, 2013	5,068.5	3,757.1	66,471.2
Revisions of previous estimates	(1,428.9)	264.6	5,012.4
Extensions and discoveries	—	—	—
Production(2)	(422.4)	(227.1)	(5,233.4)
As of December 31, 2014	3,217.2	3,794.6	66,250.2
Revisions of previous estimates	(1,260.9)	(348.1)	(12,127.2)
Extensions and discoveries	—	—	—
Production(2)	(270.4)	(281.3)	(4,271.0)
As of December 31, 2015	1,685.9	3,165.2	49,852.0
Revisions of previous estimates	(941.9)	(819.5)	(20,198.0)
Extensions and discoveries	—	—	—
Production(2)	(143.1)	(268.8)	(3,265.7)
As of December 31, 2016	600.9	2,076.9	26,388.3
Proved developed reserves(3)
As of December 31, 2013	4,389.4	3,367.1	59,961.4
As of December 31, 2014	2,962.4	3,602.4	63,042.7
As of December 31, 2015	1,685.9	3,165.2	49,852.0
As of December 31, 2016	600.9	2,076.9	26,388.3
Proved undeveloped reserves(3)
As of December 31, 2013	679.1	390.0	6,509.8
As of December 31, 2014	254.8	192.2	3,207.5
As of December 31, 2015	—	—	—
As of December 31, 2016	—	—	—

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

The Trust recognized net reductions to reserves associated with proved properties of approximately 5,128 Mboe and 3,630 MBoe due to pricing and well performance during 2016 and 2015, respectively. The Trust recognized net reductions to reserves associated with proved properties of approximately 329 MBoe as a result of negative revisions due to well performance during 2014 as additional information was obtained through the continued horizontal development of and production during the periods. During 2015 and 2014, Trust Development Wells were drilled on locations different than those included in the reserve reports of the previous years. As a result, and because no more than 206 Trust Development Wells were to be drilled for the Trust, certain locations with proved undeveloped reserves were removed from the drilling plan developed for the Trust, resulting in downward revisions of 1.0 MMBoe and 1.4 MMBoe during 2015 and 2014, respectively.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The assumptions underlying the computation of the standardized measure of discounted cash flows are summarized as follows:

•                  the standardized measure includes estimates of proved oil, natural gas and NGL reserves and projected future production volumes based upon economic conditions;

•                  pricing is applied based upon 12-month average market prices at December 31, 2016, 2015 and 2014. The calculated weighted average per unit prices for the Trust’s proved reserves and future net revenues were as follows;

	December 31,
	2016	2015	2014
Oil (per barrel)	$40.55	$47.58	$92.41
NGL (per barrel)	$10.94	$12.56	$32.88
Natural Gas (per Mcf)	$1.58	$1.87	$3.58

•                  a discount factor of 10% per year is applied annually to the future net cash flows.

The summary below presents the Trust’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure in ASC Topic 932 (in thousands).

	As of December 31,
	2016	2015	2014

Future cash inflows from production	$88,675	$213,347	$659,015
Future production costs(1)	(6,132)	(13,913)	(39,716)
Undiscounted future net cash flows(2)	82,543	199,434	619,299
10% annual discount	(37,392)	(102,992)	(312,977)
Standardized measure of discounted future net cash flows	$45,151	$96,442	$306,322

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

The following table represents the Trust’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

Present value as of December 31, 2013	$378,716
Revenues less post-production and other costs	(63,816)
Net changes in prices, production and other costs	18,867
Revisions of previous quantity estimates	(52,703)
Accretion of discount	33,362
Timing differences and other(1)	(8,104)
Net change for the year	(72,394)
Present value as of December 31, 2014	306,322
Revenues less post-production and other costs	(22,437)
Net changes in prices, production and other costs	(155,718)
Revisions of previous quantity estimates	(41,176)
Accretion of discount	27,538
Timing differences and other(1)	(18,087)
Net change for the year	(209,880)
Present value as of December 31, 2015	96,442
Revenues less post-production and other costs	(12,770)
Net changes in prices, production and other costs	(14,448)
Revisions of previous quantity estimates	(36,050)
Accretion of discount	8,649
Timing differences and other(1)	3,328
Net change for the year	(51,291)
Present value as of December 31, 2016	$45,151

(1) Changes in timing differences and other are related to revisions in the estimated timing of production and, as applicable, development.

10. Quarterly Financial Results (Unaudited)

The Trust’s operating results for each calendar quarter of 2016 and 2015 are summarized below (in thousands, except per unit data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	(1)	(2)	(3)	(4)
Royalty income	$4,939	$3,643	$3,587	$3,912
Distributable income available to unitholders	$6,823	$3,769	$2,613	$2,895
Distributable income per common unit	$0.183	$0.101	$0.053	$0.058
Distributable income per subordinated unit	$0.000	$0.000	N/A	N/A

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015	(5)	(6)	(7)	(8)
Royalty income	$12,949	$8,056	$8,098	$6,865
Distributable income available to unitholders	$14,967	$9,689	$9,366	$8,322
Distributable income per common unit	$0.401	$0.260	$0.251	$0.223
Distributable income per subordinated unit	$0.000	$0.000	$0.000	$0.000

(1) Includes proceeds attributable to production from the Royalty Interests from September 1, 2015 to November 30, 2015.

(2) Includes proceeds attributable to production from the Royalty Interests from December 1, 2015 to February 29, 2016.

(3) Includes proceeds attributable to production from the Royalty Interests from March 1, 2016 to May 31, 2016.

(4) Includes proceeds attributable to production from the Royalty Interests from June 1, 2016 to August 31, 2016.

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

March 16, 2017

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Trust of SandRidge Mississippian Trust II	S-1	333-178894	3.1	01/05/2012

3.2	Amended and Restated Trust Agreement, dated as of April 23, 2012, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company.	8-K	001-35508	4.1	04/24/2012

3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Mississippian Trust II, dated June 18, 2012, by The Bank of New York Mellon Trust Company, N.A.	10-Q	001-35508	3.4	08/13/2012

10.1	Term Overriding Royalty Interest Conveyance (Kansas) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.1	04/24/2012

10.2	Term Overriding Royalty Interest Conveyance (Oklahoma) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.2	04/24/2012

10.3	Term Overriding Royalty Interest Conveyance (Kansas) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.3	04/24/2012

10.4	Term Overriding Royalty Interest Conveyance (Oklahoma) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.4	04/24/2012

10.5	Perpetual Overriding Royalty Interest Conveyance (Kansas) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.5	04/24/2012

10.6	Perpetual Overriding Royalty Interest Conveyance (Oklahoma) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.6	04/24/2012

10.7	Long-Term Overriding Royalty Interest Conveyance (Kansas) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.7	04/24/2012

10.8	Perpetual Overriding Royalty Interest Conveyance (Oklahoma) (Development), dated as of April 23, 2012, by and between	8-K	001-35508	10.8	04/24/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
	SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.

10.9	Assignment of Overriding Royalty Interest (Kansas), dated as of April 23, 2012, by and between Mistmada Oil Company, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.9	04/24/2012

10.10	Assignment of Overriding Royalty Interest (Oklahoma), dated as of April 23, 2012, by and between Mistmada Oil Company, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.10	04/24/2012

10.11	Administrative Services Agreement, dated as of April 23, 2012, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.11	04/24/2012

10.12	Derivatives Agreement, dated as of April 23, 2012, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.13	04/24/2012

10.13	Mortgage (Kansas), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.14	04/24/2012

10.14	Mortgage (Oklahoma), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.15	04/24/2012

10.15	Registration Rights Agreement, dated as of April 23, 2012, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.16	04/24/2012

10.16	Novation Agreement, dated as of April 23, 2012, among Barclays Bank PLC, SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.17	04/24/2012

10.17	Novation Agreement, dated as of April 23, 2012, among Citibank, N.A., SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.18	04/24/2012

10.18	Novation Agreement, dated as of April 23, 2012, among Morgan Stanley Capital Group Inc., SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.19	04/24/2012

10.19	Mortgage and Security Agreement (Oklahoma) from SandRidge Mississippian Trust II, as Mortgagor, to Wilmington Trust,	8-K	001-35508	10.20	04/24/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
	National Association, as Collateral Agent, as Mortgagee, dated as of April 23, 2012.

10.20	Mortgage and Security Agreement (Kansas) from SandRidge Mississippian Trust II, as Mortgagor, to Wilmington Trust, National Association, as Collateral Agent, as Mortgagee, dated as of April 23, 2012.	8-K	001-35508	10.21	04/24/2012

10.21	Novation Agreement, dated as of March 13, 2013, among Barclays Bank PLC, SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	10-Q	001-35508	10.1	05/10/2013

10.22	Novation Agreement, dated as of March 13, 2013, among Citibank, N.A., SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	10-Q	001-35508	10.2	05/10/2013

10.23	Novation Agreement, dated as of March 13, 2013, among Morgan Stanley Capital Group Inc., SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	10-Q	001-35508	10.3	05/10/2013

10.24	Correction, Amendment and Ratification of Term Overriding Royalty Interest Conveyance (Oklahoma) (Development)	10-Q	001-35508	10.1	08/07/2015

10.25	Correction, Amendment and Ratification of Perpetual Overriding Royalty Interest Conveyance (Oklahoma) (Development)	10-Q	001-35508	10.2	08/07/2015

10.26	Correction, Amendment and Ratification of Term Overriding Royalty Interest Conveyance (Kansas) (Development)	10-Q	001-35508	10.3	08/07/2015

10.27	Correction, Amendment and Ratification of Long-Term Overriding Royalty Interest Conveyance (Kansas) (Development)	10-Q	001-35508	10.4	08/07/2015

23.1	Consent of Cawley, Gillespie & Associates, Inc.					*

31.1	Section 302 Certification					*

32.1	Section 906 Certification					*

99.1	Report of Cawley, Gillespie & Associates, Inc.					*