Form 10-Q
period 2018-06-30
SandRidge Mississippian Trust II
filed 2018-08-09
CIK 1538267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
As of August 2, 2018, 49,725,000 units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II
FORM 10-Q
Quarter Ended June 30, 2018

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)
(In thousands, except unit data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$2,128	$1,979
Investment in royalty interests	467,146	467,146
Less: accumulated amortization and impairment	(424,625)	(422,295)
Net investment in royalty interests	42,521	44,851
Total assets	$44,649	$46,830
TRUST CORPUS
Trust corpus, 49,725,000 units issued and outstanding at June 30, 2018 and December 31, 2017	$44,649	$46,830

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
(In thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Royalty income	$3,852	$4,496	$7,858	$8,631
Total revenues	3,852	4,496	7,858	8,631
Expenses
Post-production expenses	452	420	933	877
Property taxes	—	60	—	60
Production taxes	241	198	478	364
Trust administrative expenses	145	365	679	879
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	265	12	128	(93)
Total expenses	1,103	1,055	2,218	2,087
Distributable income available to unitholders	$2,749	$3,441	$5,640	$6,544
Distributable income per unit	$0.055	$0.069	$0.113	$0.131

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Trust corpus, beginning of period	$46,830	$121,959
Amortization of investment in royalty interests	(2,330)	(4,634)
Impairment of investment in royalty interests	—	(68,034)
Net cash reserves withheld (used)	128	(93)
Distributable income	5,640	6,544
Distributions paid to unitholders	(5,619)	(6,514)
Trust corpus, end of period	$44,649	$49,228

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust common units and 12,431,250 Trust subordinated units, which subsequently converted to common units as a result of SandRidge having met its drilling obligation to the Trust in March 2015, to certain wholly owned subsidiaries of SandRidge. At June 30, 2018, SandRidge owned 18,675,000 Trust units, or approximately 37.6% of all Trust units.

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the investment in royalty interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. There were no impairments in the carrying value of the investment in royalty interests during the three-month period ended June 30, 2018. During the six-month period ended June 30, 2017, the Trust recognized a $68.0 million impairment in the carrying value of the investment in royalty interests. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in August 2018. A summary of the Trust’s distributions to unitholders during the six-month period ended June 30, 2018 and the year ended December 31, 2017 is as follows:

SANDRIDGE MISSISSIPPIAN TRUST II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2018
First Quarter	September 1, 2017 — November 30, 2017	January 25, 2018	February 23, 2018	$2.9	$0.058
Second Quarter	December 1, 2017 — February 28, 2018	April 26, 2018	May 25, 2018	$2.7	$0.055

Calendar Quarter 2017
First Quarter	September 1, 2016 — November 30, 2016	January 26, 2017	February 24, 2017	$3.1	$0.062
Second Quarter	December 1, 2016 — February 28, 2017	April 27, 2017	May 26, 2017	$3.4	$0.069
Third Quarter	March 1, 2017 — May 31, 2017	July 27, 2017	August 25, 2017	$2.5	$0.050
Fourth Quarter	June 1, 2017 — August 31, 2017	October 26, 2017	November 24, 2017	$2.6	$0.052

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, as of January 1, 2018 the Trust pays the Trustee an annual administrative fee of $152,363, which represents an approximately 1.6% increase from the $150,000 annual fee paid to the Trustee in 2017. The annual fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during each of the three-month periods ended June 30, 2018 and 2017 totaled approximately $38,000. The Trustee’s administrative fees paid during each of the six-month periods ended June 30, 2018 and 2017 totaled approximately $75,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the administrative services agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. There were no amounts paid to SandRidge during the three-month period ended June 30, 2018, as the related quarterly administrative fee was paid during a prior period. Administrative fees paid to SandRidge for the three-month period ended June 30, 2017 totaled $75,000.  During each of the six-month periods ended June 30, 2018 and 2017, the Trust paid administrative fees to SandRidge equal to $150,000.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust

SANDRIDGE MISSISSIPPIAN TRUST II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at June 30, 2018 or December 31, 2017.

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

Legal Proceedings. On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint, which was amended on November 11, 2016 (adding Ivan Nibur, Lawerence Ross, Jase Luna, and Mathew Willenbuncher as lead plaintiffs) and supplemented on May 1, 2017, asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of SandRidge Mississippian Trust I ("SDT") in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 17, 2012. The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. As a result of its reorganization in bankruptcy in 2016, SandRidge is a nominal defendant only.

On August 30, 2017, the Court entered an order dismissing the plaintiffs’ claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. A partial judgment dismissing the claims was entered in accordance with the order on December 5, 2017, and the time to appeal that judgment has now expired. As a result of the Court’s order, the only claims remaining in the litigation are the plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Exchange Act Claims”). The only remaining defendants in the litigation are SDT, James D. Bennett, Matthew K. Grubb, Tom L. Ward, and SandRidge as a nominal defendant only.

On September 11, 2017, the Court entered a subsequent order regarding the remaining defendants' motions to dismiss the Exchange Act Claims, granting the motion in part and denying the motion in part.

On January 19, 2018, SDT filed a Motion for Partial Judgment on the Pleadings as to any claims against it brought by purchasers of common units of the Trust, arguing that such purchasers lack standing to assert claims against SDT because they did not purchase units in SDT. That motion is fully briefed and is awaiting a decision from the Court.

On February 15, 2018, plaintiffs filed a motion for class certification, which has been fully briefed and is awaiting a decision from the Court.

SANDRIDGE MISSISSIPPIAN TRUST II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
On July 2, 2018, the remaining defendants filed a motion for partial judgment on the pleadings, arguing that all claims asserted on behalf of the members of the putative class are barred by the statute of limitations.

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

6. Subsequent Events

Distribution to Unitholders. On July 26, 2018, the Trust declared a cash distribution of $0.045 per unit covering production for the three-month period from March 1, 2018 to May 31, 2018. The distribution will be paid on or about August 24, 2018 to record holders as of August 10, 2018. Distributable income for March 1, 2018 to May 31, 2018 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$3,320
Total revenues	3,320
Expenses
Post-production expenses	462
Production taxes	203
Cash reserves withheld by Trustee (1)	409
Total expenses	1,074
Distributable income available to unitholders	$2,246
Distributable income per unit (49,725,000 units issued and outstanding)	$0.045

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

During the six-month period ended June 30, 2017, the Trust recognized a $68.0 million impairment in the carrying value of the Investment in Royalty Interests. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There have been no impairments in the carrying value of the Investment in Royalty Interests during 2018. Material write-downs in subsequent periods may occur if commodity prices decline. See “Impairment of Investment in Royalty Interests” in Note 2 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for further discussion of the impairments.

Properties. As of June 30, 2018, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in northern Oklahoma and southern Kansas.

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

Recent Developments. As previously disclosed, on January 16, 2018, the Trust received written notification from The New York Stock Exchange (“NYSE”) that the Trust no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust units fell below $1.00 over a 30 consecutive trading-day period that ended January 10, 2018. If the Trust were unable to regain compliance with the applicable standards within a six-month cure period, the NYSE would commence suspension and delisting procedures. On May 1, 2018, the Trust received written notification from the NYSE that the average closing price of the Trust units for the 30 consecutive trading-day period that ended April 30, 2018 exceeded the minimum requirement of $1.00; therefore, because the closing price of the Trust units on April 30, 2018 also exceeded $1.00, the Trust had regained compliance with the NYSE’s listing compliance standards. Although the Trust units continue to be traded on the NYSE, the Trust might be unable to maintain compliance with the NYSE’s listing standards and could again become subject to the NYSE delisting procedures.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three- and six-month periods ended June 30, 2018 and 2017 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018(1)	2017(2)	2018(3)	2017(4)
Production Data
Oil (MBbls)	20	25	45	56
NGL (MBbls)	45	57	93	120
Natural gas (MMcf)	584	706	1,211	1,465
Combined equivalent volumes (MBoe)	162	200	339	420
Average daily combined equivalent volumes (MBoe/d)	1.8	2.2	1.9	2.3
Well Data
Initial and Trust Development Wells producing - average	151	171	155	173
Revenues (in thousands)
Royalty income	$3,852	$4,496	$7,858	$8,631
Total revenue	3,852	4,496	7,858	8,631
Expenses (in thousands)
Post-production expenses	452	420	933	877
Property taxes	—	60	—	60
Production taxes	241	198	478	364
Trust administrative expenses	145	365	679	879
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	265	12	128	(93)
Total expenses	1,103	1,055	2,218	2,087
Distributable income available to unitholders	$2,749	$3,441	$5,640	$6,544
Average Prices
Oil (per Bbl)	$59.76	$50.17	$55.33	$47.65
NGL (per Bbl)	$28.38	$19.83	$27.66	$17.41
Combined oil and NGL (per Bbl)	$37.92	$29.17	$36.67	$27.04
Natural gas (per Mcf)	$2.39	$2.98	$2.32	$2.65
Combined equivalent (per Boe)	$23.74	$22.52	$23.14	$20.56
Average Prices – including impact of post-production expenses
Natural gas (per Mcf)	$1.62	$2.39	$1.55	$2.05
Combined equivalent (per Boe)	$20.94	$20.41	$20.38	$18.47
Expenses (per Boe)
Post-production	$2.79	$2.11	$2.75	$2.09
Production taxes	$1.49	$0.99	$1.41	$0.87
____________________

(1) Production volumes and related revenues and expenses for the three-month period ended June 30, 2018 (included in SandRidge’s May 2018 net revenue distribution to the Trust) represent production from December 1, 2017 to February 28, 2018.
(2) Production volumes and related revenues and expenses for the three-month period ended June 30, 2017 (included in SandRidge’s May 2017 net revenue distribution to the Trust) represent production from December 1, 2016 to February 28, 2017.
(3) Production volumes and related revenues and expenses for the six-month period ended June 30, 2018 (included in SandRidge’s February 2018 and May 2018 net revenue distributions to the Trust) represent production from September 1, 2017 to February 28, 2018.
(4) Production volumes and related revenues and expenses for the six-month period ended June 30, 2017 (included in SandRidge’s February 2017 and May 2017 net revenue distributions to the Trust) represent production from September 1, 2016 to February 28, 2017.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues

Royalty Income. Royalty income received during the three-month period ended June 30, 2018 totaled $3.9 million compared to $4.5 million received during the three-month period ended June 30, 2017. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The approximate $0.6 million decrease in royalty income consisted of approximately $0.8 million attributable to a decrease in total volumes produced, partially offset by approximately $0.2 million attributable to an increase in prices received. The average number of producing wells in the three-month period ended June 30, 2018 decreased by 20 from 171 in the three-month period ended June 30, 2017, because wells that could not economically produce due to continued declining production were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended June 30, 2018 totaled approximately $0.2 million, or $1.49 per Boe, and were approximately 6.3% of royalty income. Production taxes for the three-month period ended June 30, 2017 totaled approximately $0.2 million, or $0.99 per Boe, and were approximately 4.4% of royalty income. Production tax rates increased in the 2018 period due to Trust wells reaching the expiration point of a previously reduced tax rate. The average effective production tax rate for the Trust will continue to increase, up to a maximum rate of 7%, as more Trust wells reach this expiration point.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended
June 30, 2018 totaled approximately $0.1 million compared to approximately $0.4 million for the three-month period ended June 30, 2017. The decrease during the 2018 period partially relates to the timing of administrative expense payments.

Distributable Income

Distributable income for the three-month period ended June 30, 2018 was $2.7 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $265,000, reflecting approximately $410,000 withheld from the May 2018 cash distribution to unitholders partially offset by approximately $145,000 used to pay Trust expenses during the period. Distributable income for the three-month period ended June 30, 2017 was $3.4 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $12,000, reflecting approximately $437,000 withheld from the May 2017 cash distribution to unitholders partially offset by approximately $425,000 used to pay Trust expenses during the period.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenues

Royalty Income. Royalty income received during the six-month period ended June 30, 2018 totaled $7.9 million compared to $8.6 million received during the six-month period ended June 30, 2017. The approximate $0.7 million decrease in royalty income consisted of approximately $1.6 million attributable to a decrease in total volumes produced, partially offset by approximately $0.9 million attributable to an increase in prices received. The average number of producing wells in the six-month period ended June 30,

2018 decreased by 18 from 173 in the six-month period ended June 30, 2017, because wells that could not economically produce due to continued declining production were shut-in.

Expenses

Production Taxes. Production taxes for the six-month period ended June 30, 2018 totaled approximately $0.5 million, or $1.41 per Boe, and were approximately 6.1% of royalty income. Production taxes for the six-month period ended June 30, 2017 totaled approximately $0.4 million, or $0.87 per Boe, and were approximately 4.2% of royalty income. Production tax rates increased in the 2018 period due to Trust wells reaching the expiration point of a previously reduced tax rate.

Trust Administrative Expenses. Trust administrative expenses for the six-month period ended June 30, 2018 totaled approximately $0.7 million compared to approximately $0.9 million for the six-month period ended June 30, 2017. The decrease during the 2018 period partially relates to the timing of administrative expense payments.

Distributable Income

Distributable income for the six-month period ended June 30, 2018 was $5.6 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $128,000, reflecting approximately $807,000 withheld in aggregate from the February 2018 and May 2018 cash distributions to unitholders partially offset by approximately $679,000 used to pay Trust expenses during the period. Distributable income for the six-month period ended June 30, 2017 was $6.5 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.1 million, reflecting approximately $0.9 million used to pay Trust expenses during the period partially offset by approximately $0.8 million withheld in aggregate from the February 2017 and May 2017 cash distributions to unitholders.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. No such loan was outstanding at June 30, 2018 or December 31, 2017.

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

2018 Trust Distributions to Unitholders. During the six-month period ended June 30, 2018, the Trust’s distributions to unitholders were as follows:

				Total
	Covered			Distribution
	Production Period	Date Declared	Date Paid	Paid
				(in millions)
Calendar Quarter 2018
First Quarter	September 1, 2017 — November 30, 2017	January 25, 2018	February 23, 2018	$2.9
Second Quarter	December 1, 2017 — February 28, 2018	April 26, 2018	May 25, 2018	$2.7

Future Trust Distributions to Unitholders. During the three-month production period from March 1, 2018 to May 31, 2018, combined sales volumes were lower than the previous period. Although oil prices increased during the period, natural gas and NGL prices decreased. On July 26, 2018, the Trust declared a cash distribution of $0.045 per unit covering production for the period. The distribution will be paid on or about August 24, 2018 to record unitholders as of August 10, 2018 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$3,320
Total revenues	3,320
Expenses
Post-production expenses	462
Production taxes	203
Cash reserves withheld by Trustee (1)	409
Total expenses	1,074
Distributable income available to unitholders	$2,246
Distributable income per unit (49,725,000 units issued and outstanding)	$0.045

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1. Legal Proceedings

On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint, which was amended on November 11, 2016 (adding Ivan Nibur, Lawerence Ross, Jase Luna, and Mathew Willenbuncher as lead plaintiffs) and supplemented on May 1, 2017, asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of SandRidge Mississippian Trust I ("SDT") in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 17, 2012. The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. As a result of its reorganization in bankruptcy in 2016, SandRidge is a nominal defendant only.

On August 30, 2017, the Court entered an order dismissing the plaintiffs’ claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. A partial judgment dismissing the claims was entered in accordance with the order on December 5, 2017, and the time to appeal that judgment has now expired. As a result of the Court’s order, the only claims remaining in the litigation are the plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Exchange Act Claims”). The only remaining defendants in the litigation are SDT, James D. Bennett, Matthew K. Grubb, Tom L. Ward, and SandRidge as a nominal defendant only.

On September 11, 2017, the Court entered a subsequent order regarding the remaining defendants' motions to dismiss the Exchange Act Claims, granting the motion in part and denying the motion in part.

On January 19, 2018, SDT filed a Motion for Partial Judgment on the Pleadings as to any claims against it brought by purchasers of common units of the Trust, arguing that such purchasers lack standing to assert claims against SDT because they did not purchase units in SDT. That motion is fully briefed and is awaiting a decision from the Court.

On February 15, 2018, plaintiffs filed a motion for class certification, which has been fully briefed and is awaiting a decision from the Court.

On July 2, 2018, the remaining defendants filed a motion for partial judgment on the pleadings, arguing that all claims asserted on behalf of the members of the putative class are barred by the statute of limitations.

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
Date: August 9, 2018

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