Form 10-K
period 2018-12-31
SandRidge Mississippian Trust II
filed 2019-03-14
CIK 1538267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of Common Units of Beneficial Interest of the Trust held by non-affiliates on June 29, 2018 (the last business day of its most recently completed second quarter) was approximately $56.5 million based on the closing price as quoted on the New York Stock Exchange. As of March 7, 2019, 49,725,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

SANDRIDGE MISSISSIPPIAN TRUST II
2018 ANNUAL REPORT ON FORM 10-K

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Risk Factors” in Item 1A and elsewhere herein regarding the proved oil, natural gas and NGL reserves associated with the properties underlying the Royalty Interests, the Trust’s or SandRidge’s future financial position, business strategy, project costs and plans and objectives for future operations, information regarding costs and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of this report, which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

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

Copies of reports filed by the Trust under the Exchange Act are made available as soon as reasonably practicable after such materials are filed with or furnished to the Securities and Exchange Commission (“SEC”). Certain information concerning the Trust and Trust units as well as a link to the Trust’s filings with the SEC may be obtained at the following website location: http://sandridgesdr.investorhq.businesswire.com/. Any materials filed with the SEC may be accessed via the SEC’s website at www.sec.gov. The Trust will also provide electronic or paper copies of its filings free of charge upon request to the Trustee.

Formation and Structure. The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units (“Trust units”) in April 2012 pursuant to the terms set forth in conveyancing documents effective January 1, 2012 (the “conveyances”). As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust units and 12,431,250 subordinated units of the Trust (“subordinated units”), to certain wholly owned subsidiaries of SandRidge.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and natural gas liquids (“NGL”) production attributable to SandRidge’s net revenue interest in 54 wells producing at December 31, 2011 and 13 additional wells awaiting completion at that time (together, the “Initial Wells”), and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and NGL production attributable to SandRidge’s net revenue interest in 206 horizontal oil and natural gas development wells drilled (the “Trust Development Wells”) within an area of mutual interest (“AMI”). Pursuant to a development agreement between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by December 31, 2016. SandRidge fulfilled this obligation in March 2015, and, as a result, the subordinated units converted to Trust units in April 2016. At December 31, 2018, SandRidge owned 18,675,000 Trust units, or approximately 37.6% of all Trust units.

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

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, any operating or capital costs related to the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. However, the Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and natural gas operations or other activities on the Underlying Properties. The trust agreement generally limits the Trust’s business activities to owning the Royalty Interests and certain activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests.

The Trust will dissolve and begin to liquidate on December 31, 2031 (the “Termination Date”), unless sooner terminated in accordance with the provisions of the trust agreement noted below, and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be sold at that time, and the net proceeds of the sale, as well as any remaining Trust cash reserves, will be distributed to the unitholders on a pro rata basis. SandRidge has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust will not dissolve until the Termination Date unless any of the following occurs: (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

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

Income Tax Considerations. The Trust is treated as a partnership for federal and applicable state income tax purposes. Trust unitholders are treated as partners in that partnership for such purposes. For United States (“U.S.”) federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership typically is treated in the same manner as it is for U.S. federal income tax purposes. Each partner is required to take into account his or her share of items of income, gain, loss, deduction and credit of the partnership in computing his or her federal income tax liability, regardless of whether cash distributions are made to him or her by the partnership. Distributions by a partnership to a partner generally are not taxable to the partner (but instead reduce tax basis but not below zero) unless the amount of cash distributed to such partner is in excess of the partner’s adjusted tax basis in his or her partnership interest.

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

Amendment of the trust agreement generally requires the vote of holders of (i) a majority of the Trust units (excluding Trust units owned by SandRidge and its affiliates) and (ii) a majority of the Trust units (including Trust units owned by SandRidge and its affiliates), in each case voting in person or by proxy at a meeting of such unitholders at which a quorum is present. At any time that SandRidge and its affiliates collectively own less than 10% of the total Trust units outstanding, however, the standard for approval will be the vote of the holders of a majority of the Trust units, including Trust units owned by SandRidge and its affiliates, voting in person or by proxy at a meeting of the unitholders at which a quorum is present. Abstentions and broker non-votes will not be deemed to be a vote cast. However, no amendment may:

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

•termination of the Trust; and

•amendments of the trust agreement.

Certain amendments to the trust agreement do not require the vote of the Trust unitholders. See “Permitted Amendments” below.

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

•making cash distributions to the unitholders in accordance with the trust agreement;

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

Merger or Consolidation of Trust. The Trust may merge or consolidate with or into, or convert into, one or more limited partnerships, general partnerships, corporations, business trusts, limited liability companies, or associations or unincorporated businesses if such transaction is agreed to by the Trustee and approved by the vote of the holders of (i) a majority of the Trust units (excluding Trust units owned by SandRidge and its affiliates) and (ii) a majority of the Trust units (including Trust units owned by SandRidge and its affiliates), in each case voting in person or by proxy at a meeting of such holders at which a quorum is present and such transaction is permitted under the Delaware Statutory Trust Act and any other applicable law. At any time that SandRidge and its affiliates collectively own less than 10% of the total Trust units outstanding, however, the standard for approval will be the vote of the holders of a majority of the Trust units, including Trust units owned by SandRidge and its affiliates, voting in person or by proxy at a meeting of such holders at which a quorum is present.

Trustee’s Power to Sell Royalty Interests. The Trustee may sell the Royalty Interests under any of the following circumstances:

•the sale is requested by SandRidge in accordance with the provisions of the trust agreement; or

•the sale is approved by the vote of the holders of (i) a majority of the Trust units (excluding Trust units owned by SandRidge and its affiliates) and (ii) a majority of the Trust units (including Trust units owned by SandRidge and its affiliates), in each case voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that SandRidge and its affiliates collectively own less than 10% of the total Trust units outstanding, the standard for approval will be the vote of the holders of a majority of the Trust units, including Trust units owned by SandRidge and its affiliates, voting in person or by proxy at a meeting of such holders at which a quorum is present.

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

All other permitted amendments to the trust agreement and other agreements listed above may only be made by the vote of the holders of (i) a majority of the Trust units (excluding Trust units owned by SandRidge and its affiliates) and (ii) a majority of the Trust units (including units owned by SandRidge and its affiliates), in each case voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that SandRidge and its affiliates collectively own less than 10% of the total Trust units outstanding, the standard for approval will be the vote of the holders of a majority of the Trust units, including Trust units owned by SandRidge and its affiliates, voting in person or by proxy at a meeting of such holders at which a quorum is present. Abstentions and broker non-votes will not be deemed to be a vote cast.

Miscellaneous. The Trustee may consult with counsel (which may include counsel to SandRidge), accountants, tax advisors, geologists and engineers and other parties the Trustee believes to be qualified as experts on the matters for which advice is sought. The Trustee will be protected for any action it takes in good faith reliance upon the opinion of the expert.

The Delaware Trustee and the Trustee may resign at any time or be removed with or without cause at any time by the vote of a majority of the Trust units (excluding Trust units owned by SandRidge and its affiliates), voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that SandRidge and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be the vote of a majority of the Trust units, including units owned by SandRidge and its affiliates, voting in person or by proxy at a meeting of such holders at which a quorum is present. Abstentions and broker non-votes will not be deemed to be a vote cast. Any successor must be a bank or trust company meeting certain requirements including having combined capital, surplus and undivided profits of at least $20 million, in the case of the Delaware Trustee, and $100 million, in the case of the Trustee.

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

The amount of the quarterly distributions will fluctuate from quarter to quarter, depending on the factors discussed above. There is no minimum required distribution. See Note 4 to the financial statements contained in Item 8 of this report for further discussion of Trust distributions.

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

Properties

As of December 31, 2018, 2017 and 2016, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells and (b) 173 additional wells (equivalent to approximately 206 Trust Development Wells under the development agreement) that were drilled and perforated for completion between December 31, 2011 and March 31, 2015. SandRidge was credited for having drilled one full Trust Development Well if a well was drilled and perforated for completion with a perforated length between 3,500 feet and 4,500 feet within the Mississippian formation and SandRidge’s net revenue interest in the well was equal to 47.4%. For wells with a perforated length of less than 3,500 feet or greater than 4,500 feet and for wells in which SandRidge had a net revenue interest greater or less than 47.4%, SandRidge received proportionate credit for such well. A substantial majority of the Royalty Interests are in properties producing from the Mississippian formation in Oklahoma and Kansas.

Proved Reserves. The following estimates of net proved oil, natural gas and NGL reserves are based on reserve reports prepared by Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum engineers. The PV-10 and Standardized Measure shown in the table below are not intended to represent the current value of estimated oil, natural gas and NGL reserves attributable to the Royalty Interests as of the dates shown. The reserve reports as of December 31, 2018, 2017 and 2016 were based on the average price during the 12-month periods ended December 31, 2018, 2017 and 2016, using first-day-of-the-month prices for each month. Refer to “Risk Factors” in Item 1A of this report and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report in evaluating the reserve information presented below.

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

SandRidge’s Reservoir Engineering Department continually monitors asset performance, making reserves estimate adjustments, as necessary, to ensure the most current reservoir information is reflected in reserves estimates. Reserve information includes production histories as well as other geologic, economic, ownership and engineering data. The corporate Reservoir Engineering Department currently has a total of six full-time employees, consisting of four degreed engineers and two engineering and business analysts with a minimum of a four-year degree in mathematics, finance or other business or science field.

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

•The Senior Vice President - Reserves, Technology and Business Development reports directly to SandRidge’s Chief Operating Officer.

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

The independent petroleum engineers estimated all of the proved reserve information in these reports, in accordance with the definitions and guidelines of the SEC and, with the exception of the exclusion of future income taxes to which the Trust is not subject, in conformity with the Accounting Standards Codification Topic 932, Extractive Activities-Oil and Gas. Neither Cawley Gillespie nor any member of the SandRidge Reservoir Engineering Department owns an interest in the Underlying Properties nor are they employed on a contingent basis. The qualifications of Cawley Gillespie’s technical personnel primarily responsible for overseeing the preparation of the Trust’s reserves estimates included in this report include the following:

•more than 25 years of practical experience in the estimation and evaluation of petroleum reserves;

•a registered professional engineer in the state of Texas; and

•a Bachelor of Science Degree in Petroleum Engineering.

These qualifications meet or exceed the Society of Petroleum Engineers’ standard requirements to be a professionally qualified Reserve Estimator and Auditor.

Reporting of Natural Gas Liquids. Natural gas liquids, or NGL, are produced as a result of the processing of a portion of the Trust’s natural gas production stream. At December 31, 2018, NGL constituted approximately 29% of the Trust’s total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where contracts are in place for the extraction and separate sale of NGL. NGL are products sold by the gallon. In reporting proved reserves and production of NGL, production and reserves have been included in barrels. The extraction of NGL in the processing of natural gas reduces the volume of natural gas available for sale. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGL.

A summary of the Trust’s proved oil, natural gas and NGL reserves, all of which are located in the continental United States, is presented below:

	December 31,
Estimated Proved Reserves(1)	2018	2017	2016
Developed
Oil (MBbls)	247.7	485.3	600.9
NGL (MBbls)	1,108.2	1,780.8	2,076.9
Natural gas (MMcf)	14,156.1	23,473.0	26,388.3
Total proved developed (MBoe)(2)	3,715.3	6,178.3	7,075.9

Undeveloped
Oil (MBbls)	—	—	—
NGL (MBbls)	—	—	—
Natural gas (MMcf)	—	—	—
Total proved undeveloped (MBoe)	—	—	—

Total Proved
Oil (MBbls)	247.7	485.3	600.9
NGL (MBbls)	1,108.2	1,780.8	2,076.9
Natural gas (MMcf)	14,156.1	23,473.0	26,388.3
Total proved (MBoe)	3,715.3	6,178.3	7,075.9

PV-10 (in millions)(3)	$38.2	$49.2	$45.2
Standardized Measure of Discounted Net Cash Flows (in millions)(3)	$38.2	$49.2	$45.2
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

	Weighted average wellhead prices			Index prices
	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)	Oil (per Bbl)	Natural gas (per Mcf)
December 31, 2018	$64.30	$25.08	$1.83	$65.56	$3.10
December 31, 2017	$49.30	$20.21	$1.91	$51.34	$2.98
December 31, 2016	$40.55	$10.94	$1.58	$42.75	$2.48
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

Proved reserves decreased from 6,178 MBoe at December 31, 2017 to 3,715 MBoe at December 31, 2018. This reserve reduction is due primarily from 2018 production totaling 604 MBoe and downward revisions of (i) 1,517 MBoe of late life reserves due to an increase in the operator’s estimated future workover and improved recovery costs that shortened the economic lives of these properties, and (ii) 353 MBoe of negative revisions to prior estimates stemming from changes in well performance. Additional reserve decreases amounting to 553 MBoe were the result of wells being shut-in during 2018, changes to the operator’s lease operating costs and other reserve parameters. Partially offsetting these reductions were a 564 MBoe increase associated with the increase in year-end SEC commodity pricing.

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

The area of a reservoir considered proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with the identified area and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establish a lower contact with reasonable certainty.

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

Proved Undeveloped Reserves

Under the terms of the development agreement, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by December 31, 2016. SandRidge fulfilled its drilling obligation to the Trust in the first quarter of 2015. Accordingly, the Trust did not have any proved undeveloped reserves at December 31, 2018, 2017 and 2016, no Trust Development Wells were drilled during the years ended December 31, 2018, 2017 and 2016, and none will be drilled in the future.

Production and Price History

The following tables set forth information regarding the net oil, natural gas and NGL production attributable to the Royalty Interests and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2018 (1)	2017 (2)	2016 (3)
Production Data
Oil (MBbls)	74	98	172
NGL (MBbls)	185	231	271
Natural gas (MMcf)	2,331	2,789	3,543
Combined equivalent volumes (MBoe)(4)	648	794	1,033
Average daily combined equivalent volumes (MBoe/d)	1.8	2.2	2.8

Average Prices
Oil (per Bbl)	$59.71	$46.29	$37.46
NGL (per Bbl)	$28.27	$17.64	$11.92
Combined oil and NGL (per Bbl)	$37.27	$26.16	$21.84
Natural gas (per Mcf)	$2.12	$2.52	$1.81
Combined equivalent (per Boe)	$22.55	$19.69	$15.56
Average prices - including impact of post-production expenses
Natural gas (per Mcf)	$1.35	$1.89	$1.21
Combined equivalent (per Boe)	$19.77	$17.47	$17.69

Expenses (per Boe)
Post-production	$2.78	$2.22	$2.06
Production taxes	$1.38	$0.94	$0.43
Total expenses	$4.16	$3.16	$2.49
____________________
(1)  Production volumes and related revenues and expenses for the year ended December 31, 2018 (included in SandRidge’s 2018 net revenue distributions to the Trust) represent production from September 1, 2017 to August 31, 2018.
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

Productive Wells

The following table sets forth as of December 31, 2018 the number of productive wells subject to the Royalty Interests. Productive wells consist of producing wells and wells capable of producing, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Gross wells are the total number of producing wells subject to the Royalty Interests and net wells are the sum of the Trust’s fractional royalty interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Productive Wells	112	43.4	—	—	112	43.4

Developed and Undeveloped Acreage

As of March 2015, SandRidge had drilled and perforated for completion 206 equivalent Trust Development Wells, thus fulfilling its drilling obligation. Accordingly, the AMI terminated effective March 2015, and no additional wells have been or will be drilled for the Trust.

Drilling Activity

There were no wells drilled or completed during 2018 or 2017, and there were no wells subject to the Royalty Interests drilling or awaiting completion at December 31, 2018 or 2017.

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

SandRidge sells oil, natural gas and NGL from the Underlying Properties to a variety of customers, including oil and natural gas companies and trading and energy marketing companies. During each of 2018 and 2017, two customers individually accounted for more than 10% of total revenue attributable to the Royalty Interests. The number of readily available purchasers for the production from the Underlying Properties makes it unlikely that the loss of a single customer in the areas in which SandRidge sells oil, natural gas and NGL production from the Underlying Properties would materially affect the Trust’s revenue. The Trust is not committed under any existing contracts or agreements to provide fixed and determinable quantities of oil, NGL or natural gas in the future. See the table below for additional information on SandRidge’s major customers for the production from the Underlying Properties.

	Sales	% of Revenue
	(in thousands)
2018
Targa Pipeline Mid-Continent West OK LLC	$9,369	64.0%
Plains All American, Inc.	$3,753	25.6%
2017
Targa Pipeline Mid-Continent West OK LLC	$10,116	64.6%
Plains All American, Inc.	$3,907	25.0%

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

SandRidge annually re-evaluates the purchase of insurance, coverage limits and deductibles. Future insurance coverage for the oil and natural gas industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are economically acceptable. SandRidge may not be able to maintain insurance in the future at rates considered reasonable. Self-insurance or only catastrophic coverage may be elected for certain risks in the future. The Trust does not maintain any insurance policies or coverage against any of the risks of conducting oil and gas exploration and production activities.

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

FERC also regulates interstate natural gas transportation rates and service conditions and establishes the terms under which SandRidge may use interstate natural gas pipeline capacity, which affects the marketing of natural gas that SandRidge produces, as well as the revenues it receives for sales of its natural gas and release of its natural gas pipeline capacity. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Currently, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC’s initiatives have led to the development of a competitive, open access market for natural gas purchases and sales that permits all purchasers of natural gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, the less stringent regulatory approach currently pursued by FERC and Congress might not continue indefinitely into the future. SandRidge is unable to determine what effect, if any, future regulatory changes might have on SandRidge’s natural gas related activities.

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

Since taking office, the Trump Administration has taken steps aimed at reducing federal regulatory burdens and costs for the oil and gas industry. Nevertheless, changes in environmental regulation may place more restrictions and limitations on activities that may affect the environment. Any changes in or more stringent enforcement of these laws and regulations that result in delays or restrictions in permitting or development of projects, or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal, emission or discharge requirements could have a material adverse effect on the Trust’s revenues. SandRidge may be unable to pass on such increased compliance costs to customers. Moreover, accidental releases, including spills, may occur in the course of operations on the Underlying Properties, and significant costs could be incurred as a result of such releases or spills, including third-party claims for damage to property and natural resources or personal injury. While SandRidge believes that compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect it, SandRidge may incur substantial costs in the future related to revised or additional environmental regulations that could have a material adverse effect on its business, financial condition, and results of operations. These costs could have an adverse effect on the value of the Royalty Interests and the Trust’s ultimate cash available for distribution, given that the Trust is highly dependent on SandRidge’s performance.

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

The federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes and implementing regulations impose strict “cradle-to-grave” requirements on the generation, transportation, treatment, storage and disposal and cleanup of hazardous and non-hazardous wastes. SandRidge and other operators of the Underlying Properties generate wastes that are subject to the requirements of RCRA and comparable state statutes. Drilling fluids, produced waters and other wastes associated with the exploration, production and/or development of oil and natural gas, including naturally-occurring radioactive material, if properly handled, are currently excluded from regulation as hazardous wastes under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste requirements. Nevertheless, it is possible that these wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary, and complete any revisions to the applicable RCRA regulations no later than July 15, 2021. While the EPA has not yet taken any action toward changing the status of oil and natural gas wastes under RCRA, any change in the exclusion for such wastes could potentially result in an increase in SandRidge’s costs to manage and dispose of those wastes.

Air Emissions. The federal Clean Air Act (“CAA”) and comparable state laws and regulations restrict the emission of air pollutants through emissions standards, construction and operating permitting programs, and the imposition of other compliance requirements. These laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, strict compliance with air permit requirements or the utilization of specific equipment or technologies to control emissions. The need to acquire such permits has the potential to delay or limit the development of oil and natural gas projects or require SandRidge to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, the EPA in 2012 adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a final rule adopting additional NSPS requirements for new, modified, or reconstructed oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, the EPA in 2017 proposed to delay implementation of the Methane Rule, and also convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions, like the Methane Rule itself, have been (or are likely to be) challenged in courts. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require SandRidge to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

The EPA also is charged with establishing ambient air quality standards, the implementation of which can indirectly impact SandRidge’s operations. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”), for ozone from 75 to 70 parts per billion. A number of state and industry petitioners filed suit in the U.S. Court of Appeals for the District of Columbia Circuit, challenging the 2015 ozone NAAQS. The outcome of the litigation challenging the standard is unknown at this time. Although the EPA has designated all counties in which SandRidge operates as attainment areas for the 2015 ozone standard, these determinations may be revised in the future. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit SandRidge’s ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

Compliance with these and other air pollution control and permitting requirements has the potential to increase SandRidge’s production costs, which costs could be significant. Additionally, violations of lease conditions or regulations related to air emissions can result in civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen enforcement.

Water Discharges. The federal Clean Water Act (“CWA”) and analogous state laws and implementing regulations impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and waters of the states, respectively. Pursuant to these laws and regulations, the discharge of pollutants to regulated waters is prohibited unless it is permitted by the EPA, the U.S. Army Corps of Engineers (“ACE”), or an analogous state or tribal agency. The discharge of wastewater from most onshore oil and gas exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pre-treatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works (“POTW”). Unconventional extraction facilities can send wastewater to a private centralized wastewater treatment facility that can either discharge treated water or send it to a POTW. The EPA is conducting a study of the treatment and discharge of oil and gas wastewater. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs. SandRidge does not presently discharge pollutants associated with the exploration, development and production of oil, natural gas and NGL on the Underlying Properties into federal or state waters.

In September 2015, new EPA and ACE rules defining the scope of the “waters of the United States,” and EPA’s and the ACE’s jurisdiction, became effective (“2015 Rule”). The 2015 Rule has been challenged in multiple courts on the grounds that it unlawfully expands the reach of CWA programs. Due to the status of pending litigation, the 2015 Rule is currently in effect in 22 states. In the remaining states, regulations in effect before promulgation of the 2015 Rule and guidance interpreting relevant United States Supreme Court rulings are in effect. On December 11, 2018, the heads of the EPA and ACE signed a proposed regulation that would revise the definition of waters of the United States to reduce its reach from the 2015 Rule (“2018 Pre-Proposal Rule”). The fates of the 2015 Rule and the 2018 Pre-Proposal Rule and applicability of the rules during current and future litigation are uncertain; however, to the extent the 2015 Rule is in effect, it expands the scope of CWA jurisdiction, and SandRidge could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or other waters of the United States.

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

Subsurface Injections. Underground injection operations performed by SandRidge are subject to the Safe Drinking Water Act (“SDWA”), as well as analogous state laws and regulations. Under the SDWA, the EPA established the Underground Injection Control (“UIC”) program, which established the minimum program requirements for state and local programs regulating underground injection activities. The UIC program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. State regulations require a permit from the applicable regulatory agencies to operate underground injection wells. Although SandRidge monitors the injection process of its wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of SandRidge’s UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third-parties claiming damages for alternative water supplies, property damages and personal injuries. Some states have considered laws mandating flowback and produced water recycling. Other states have undertaken studies to assess the feasibility of recycling produced water on a large scale. For example, in July 2018, the EPA partnered with New Mexico to evaluate alternatives to injection of wastewater from exploration and production activities by reusing it or treating it for reintroduction into the hydrologic cycle or both,and to propose potential regulations related thereto. If laws mandating reuse and/or treatment in lieu of injection are adopted in areas where SandRidge conducts operations, SandRidge’s operating costs may increase significantly.

Furthermore, in response to recent seismic events near underground disposal wells used for the disposal by injection of produced water resulting from oil and natural gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells. For example, in Oklahoma, the Oklahoma Corporation Commission (“OCC”) has implemented a variety of measures including adopting the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications for proximity to faults, seismicity in the area and other factors in determining whether such wells should be permitted, permitted only with special restrictions, or not permitted. The OCC also evaluates existing wells to assess their continued operation, or operation with restrictions, based on location relative to such faults, seismicity and other factors, with certain of such existing wells required to make frequent, or even daily, volume and pressure reports. In addition, the OCC has issued rules requiring operators of certain saltwater disposal wells in the state to, among other things, conduct mechanical integrity testing or make certain demonstrations of such wells’ depth that, depending on the depth, could require the plugging back of such wells and/or the reduction of volumes disposed in such wells. As a result of these measures, the OCC from time to time has developed and implemented plans calling for wells within Areas of Interest where seismic incidents have occurred to restrict or suspend disposal well operations in an attempt to mitigate the occurrence of such incidents. For example, in February 2016, the OCC issued a plan to reduce disposal well volume in the Arbuckle formation by 40 percent, covering approximately 5,281 square miles and 245 disposal wells injecting wastewater into the Arbuckle formation. In the plan, the OCC identified 76 SandRidge-operated disposal wells, prescribed a four-stage volume reduction schedule and set April 30, 2016 as the final date for compliance with the tiered volume reduction plan. In March 2016, the OCC reduced the injection volume of additional Arbuckle disposal wells, including wells SandRidge operates. Following earthquakes in August, September and November 2016, the OCC and the EPA further limited the disposal volumes that can be disposed in Arbuckle wells, although these actions did not cover SandRidge’s disposal wells. While induced seismic events generally decreased in 2017, the OCC expanded restrictions on the use of existing Arbuckle disposal wells and imposed new reporting requirements related to disposal volumes on wells injecting produced water into the Arbuckle formation. In February 2018, the OCC instituted a new protocol to further address seismicity in the Sooner Trend Anadarko Basin Canadian and Kingfisher County and South Central Oklahoma Oil Province Plays which requires various actions, such as a pause in operations for several hours, when certain seismic data is observed. Such requirements may reduce the productivity of SandRidge's operations in relevant areas.

Additionally, the Governor of Kansas has established a task force composed of various administrative agencies to study and develop an action plan for addressing seismic activity in the state. The task force issued a recommended Seismic Action Plan calling for enhanced seismic monitoring and the development of a seismic response plan, and in November 2014, the Governor of Kansas announced a plan to enhance seismic monitoring in the state. In March 2015, the Kansas Corporation Commission issued its Order Reducing Saltwater Injection Rates (the “Order”). The Order identified five areas of heightened seismic concern within Harper and Sumner Counties and mandated that, within 100 days of the Order’s issuance, operators must limit saltwater injection volumes to no more than 8,000 barrels per day for any well located in one of these five areas. SandRidge and other operators of injection wells were required to reduce the injection volume, and any injection well drilled deeper than the Arbuckle Formation was required to be plugged back to a shallower formation in a manner approved by the Kansas Corporation Commission. In August 2016, the Kansas Corporation Commission issued an order that put a 16,000 barrels per day limit on additional Arbuckle disposal wells not previously identified in the Order. While no additional regulatory actions were taken in Kansas with respect to induced seismicity concerns in 2017 or 2018, permit applications for new saltwater disposal well facilities have faced increased local opposition.

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

Climate Change. In 2009, the EPA published its findings that emissions of carbon dioxide, methane and certain other “greenhouse gases” (collectively, “GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. The EPA also has adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. This rule could adversely affect SandRidge’s operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In June 2016, the EPA published a final rule adopting New Source Performance Standards (“NSPS”) for new, modified, or reconstructed oil and gas facilities that require control of the GHG methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, the EPA in 2017 proposed to delay implementation of the Methane Rule, and also convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions, like the Methane Rule itself, have been (or are likely to be) challenged in courts. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require SandRidge to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations. In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on federal and tribal lands that are substantially similar to the EPA’s Methane Rule. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule. Although the future implementation of the EPA and BLM rules aimed at controlling GHG emissions from oil and natural gas sources remains uncertain, future federal GHG regulations for the oil and gas industry remain a possibility given the long-term trend towards increasing regulation. Moreover, several states already have adopted rules requiring operators of both new and existing sources to develop and implement an LDAR program and to install devices on certain equipment to capture 95 percent of methane emissions. Compliance with these rules could require SandRidge to purchase pollution control equipment and optical gas imaging equipment for LDAR inspections, and to hire additional personnel to assist with inspection and reporting requirements.

In addition, a number of state and regional efforts are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets, (the “Paris Agreement”). However, the Paris Agreement does not impose any binding obligations on the United States. Moreover, in June 2017, President Trump announced that the United States would withdraw from the Paris Agreement, but may enter into a future international agreement related to GHGs. In August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. Such withdrawal has not yet been finalized, and whether the United States may reenter the Paris Agreement or a separately negotiated agreement is unclear at this time. Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the Paris Agreement. The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHGs from operations could require additional expenditures to reduce emissions of GHGs associated with operations or could adversely affect demand for the oil, natural gas and NGL production attributable to the Royalty Interests, and thus possibly have a material adverse effect on the Trust’s revenues. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events, such events could have an adverse effect on assets and operations related to the Underlying Properties.

Endangered Species. The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats without first obtaining an incidental take permit and implementing mitigation measures. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. In February 2016, the U.S. Fish and Wildlife Service (“USFWS”) published a final policy which alters how it identifies critical habitat for endangered and threatened species. In July 2018, the USFWS proposed several changes to ESA regulations, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. The designation of previously unprotected species as threatened or endangered in areas where operations on the Underlying Properties are located could cause SandRidge to incur increased costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the Underlying Properties. SandRidge is an active participant on various agency and industry committees that are developing or addressing various ESA and other federal and state agency programs to minimize potential impacts to its business and the Underlying Properties.

Employee Health and Safety. The operations of SandRidge are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires SandRidge to maintain information concerning hazardous materials used or produced in its operations and to provide this information to employees. Pursuant to the Federal Emergency Planning and Community Right-to-Know Act, facilities that store hazardous chemicals that are subject to OSHA’s Hazard Communication Standard above certain threshold quantities must submit information regarding those chemicals by March 1 of each year to state and local authorities in order to facilitate emergency planning and response. That information is generally available to employees, state and local governmental authorities, and the public. SandRidge has been submitting, and will continue to submit, this information to these authorities for the Underlying Properties each year.

State and Local Regulation. The Underlying Properties are subject to state and other local regulations applicable to the drilling for, and the production and gathering of, oil, natural gas and NGL, including requirements relating to drilling permits, the location, spacing and density of wells, unitization and pooling of interests, the method of drilling, casing and equipping of wells, the protection of fresh water sources, the orderly development of common sources of supply of oil, natural gas and NGL, the operation of wells, allowable rates of production, the use of fresh water in oil and natural gas operations, saltwater injection and disposal operations, the plugging and abandonment of wells and the restoration of surface properties, the prevention of waste of oil and natural gas resources, the protection of the correlative rights of oil and natural gas owners and, where necessary to avoid unfair, unjust or discriminatory service, the fees, terms and conditions for the gathering of natural gas. These regulations may affect the amounts of oil, natural gas and NGL that may be produced from the Underlying Properties. Realized prices for the first sale of oil, natural gas and NGL are not subject to state regulation in Oklahoma. Moreover, obtaining or renewing permits and other approvals for operating on Native American lands can take substantial amounts of time, and could result in increased costs or delays to operations.

Glossary of Oil and Natural Gas Terms

The following is a description of the meanings of some of the oil and natural gas industry terms used in this report.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil or other liquid hydrocarbons.

Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Trust’s reserves at year-end 2018 of $65.56/ Bbl for oil and $3.10/ Mcf for natural gas, the ratio of economic value of oil to natural gas was approximately 21 to 1, even though the ratio for determining energy equivalency is 6 to 1.

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

•market limitations for oil, natural gas and NGL.

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

The value of the Trust’s reserves and amount available for quarterly cash distributions to Trust unitholders are highly dependent upon the prices realized from the sale of oil, natural gas and NGL produced from the Underlying Properties. Historically, the markets for these hydrocarbons have been very volatile. Prices for oil, natural gas and NGL can move quickly and fluctuate widely in response to a variety of factors that are beyond the control of the Trust and SandRidge. These factors include, among others:

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

These factors and the volatility of the energy markets, which is expected to continue, make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For oil, from January 2017 through December 2018, the highest month-end settled price on the New York Mercantile Exchange (“NYMEX”) was $74.15 per Bbl and the lowest was $45.41 per Bbl. For natural gas, from January 2017 through December 2018, the highest month-end

NYMEX settled price was $4.61 per MMBtu and the lowest was $2.66 per MMBtu. In addition, the market price of oil and natural gas is generally lower in the summer months than during the winter months of the year due to decreased demand for oil and natural gas for heating purposes during the summer season.

Oil, natural gas and NGL prices experienced substantial fluctuations during 2018 and declined significantly in the fourth quarter. A buildup in inventories, lower global demand, or other factors could cause prices for U.S. oil, natural gas and NGL to weaken further. Continued low oil, natural gas and NGL prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties causing the Trust to make substantial downward adjustments to its estimated proved reserves. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low oil, natural gas or NGL prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil, natural gas or NGL prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon, at its cost, any well or property if it reasonably believes that the well or property can no longer produce oil, natural gas and NGL in commercially economic quantities. This could result in termination of the portion of the Royalty Interest relating to the abandoned well or property, and SandRidge would have no obligation to drill a replacement well.

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

In order to prepare the estimates of reserves attributable to the Underlying Properties and the Royalty Interests, production rates must be projected. In so doing, available geological, geophysical, production and engineering data must be analyzed. The extent, quality and reliability of this data can vary.

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

A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders. As a result, the Trust may not receive the benefit of the total amount of reserves reflected in the reserve report, notwithstanding the fact that SandRidge satisfied its drilling obligation.

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

On December 31, 2018, the Trust received written notification from the NYSE that the Trust was not in compliance with the Minimum Price Requirement. On March 1, 2019, the NYSE notified the Trust that the average closing price of the Trust units for the 30 consecutive trading-day period that ended February 28, 2019 exceeded the minimum requirement of $1.00; therefore, because the closing price of the Trust units on February 28, 2019 also exceeded $1.00, the Trust had regained compliance with the NYSE’s listing compliance standards. Although the Trust units continue to be traded on the NYSE, the Trust might be unable to maintain compliance and could again become subject to the NYSE delisting procedures.

Production of oil, natural gas and NGL on the Underlying Properties could be materially and adversely affected by severe or unseasonable weather.

Production of oil, natural gas and NGL on the Underlying Properties could be materially and adversely affected by severe weather. Repercussions of severe weather conditions may include:

•evacuation of personnel and curtailment of operations;

•weather-related damage to facilities, resulting in suspension of operations;

•inability to deliver materials to worksites; and

•weather-related damage to pipelines and other transportation facilities.

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

The prices received for oil and natural gas production usually fall below benchmark prices such as NYMEX. The difference between the price received and the benchmark price is called a differential. The amount of the differential depends on a variety of factors, including discounts based on the quality and location of hydrocarbons produced, Btu content and post-production costs, including transportation. These factors can cause differentials to be volatile from period to period. Sellers of production have little or no control over the factors that determine the amount of the differential, and cannot accurately predict differentials for natural gas or crude oil. Increases in the differential between the realized price of oil or natural gas and the benchmark price for oil or natural gas could reduce the proceeds to the Trust and therefore the cash distributions made by the Trust and the value of the Trust units.

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

In addition, the amount of funds available for distribution to unitholders is reduced by the amount of any cash reserves maintained by the Trustee in respect of anticipated future Trust administrative expenses. As announced in December 2018, the Trustee intends to withhold the greater of $50,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase cash reserves by a total of $625,000, commencing with the distribution payable in the first quarter of 2019. In February 2019, the Trustee withheld approximately $76,000 from the funds otherwise available for distribution.

The amount of post-production costs, taxes and expenses borne by the Trust may vary materially from quarter-to-quarter. The extent by which the costs and expenses of the Trust are higher or lower in any quarter will directly decrease or increase the amount received by the Trust and available for distribution to the unitholders. Historical post-production costs and taxes, however, may not be indicative of future post-production costs and taxes. See Item 3 of this report for a description of the impact of legal proceedings on the Trust’s administrative expenses.

The Trust has no hedges in place to protect against the price risk inherent in holding interests in oil, a commodity that is frequently characterized by significant price volatility.

The Trust and SandRidge were parties to a derivatives agreement that provided the Trust with the economic effect of certain derivative contracts between SandRidge and third parties for volumes of oil production through December 31, 2015. From inception through December 31, 2015, the Trust received approximately $32.3 million that it would not have received without the hedging arrangements. The last of the hedging arrangements expired on December 31, 2015. Consequently, unitholders no longer have the benefit of any hedging arrangements, and all production after December 31, 2015 is subject to the price risks inherent in holding interests in oil, a commodity that is frequently characterized by significant price volatility.

The Trust is administered by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.

The business and affairs of the Trust are administered by the Trustee. A Trust unitholder’s voting rights are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The trust agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Trust units, excluding Trust units held by SandRidge, voting in person or by proxy at a special meeting of Trust unitholders at which a quorum is present called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it may be difficult for Trust unitholders to remove or replace the Trustee without the cooperation of holders of a substantial percentage of the outstanding Trust units.

Trust unitholders have limited ability to enforce provisions of the Royalty Interests, and SandRidge’s liability to the Trust is limited.

The trust agreement permits the Trustee and the Trust to sue SandRidge or any other future owner of the Underlying Properties to enforce the terms of the conveyances creating the Royalty Interests. If the Trustee does not take appropriate action to enforce provisions of the conveyances, a Trust unitholder’s recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The trust agreement expressly limits a Trust unitholder’s ability to directly sue SandRidge or any other party other than the Trustee. As a result, Trust unitholders will not be able to sue SandRidge or any future owner of the Underlying Properties to enforce the Trust’s rights under the conveyances. Furthermore, the conveyances provide that, except as set forth in the conveyances, SandRidge will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts in good faith and, to the fullest extent permitted by law, will owe no fiduciary duties to the Trust or the Trust unitholders.

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

The sale of Trust units by SandRidge could have an adverse impact on the trading price of the Trust units.

As of March 7, 2019, SandRidge, through SandRidge Exploration and Production, LLC (“SandRidge E&P”), owned an aggregate of 18,675,000 Trust units. SandRidge may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust units. The Trust has granted registration rights to SandRidge, which, if exercised, would facilitate sales of Trust units by SandRidge to the public.

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

•SandRidge is permitted under the conveyances creating the Royalty Interests to enter into new processing and transportation contracts without obtaining bids from or otherwise negotiating with any independent third parties, and SandRidge will deduct from the Trust’s proceeds any charges under such contracts attributable to production from the Trust properties.

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

As of December 31, 2018, SandRidge operates 81% of the Producing Wells and approximately 94% of the Development Wells. The conveyances provide that SandRidge is obligated to market, or cause to be marketed, the oil and natural gas production related to the Underlying Properties. If SandRidge were to default on its obligation, the cash distributions to the Trust unitholders may be materially reduced. The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. Due to the Trust’s reliance on SandRidge to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on SandRidge’s performance.

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

Oil and natural gas wells are subject to operational hazards that can cause substantial losses. SandRidge maintains insurance but may not be adequately insured for all such hazards.

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

Additionally, if any of such risks or similar accidents occur, SandRidge could incur substantial losses as a result of injury or loss of life, severe damage or destruction of property, natural resources and equipment, regulatory investigation and penalties and environmental damage and clean-up responsibility. If SandRidge experiences any of these problems, its ability to conduct operations and perform its obligations to the Trust could be adversely affected. While SandRidge maintains insurance coverage it deems appropriate for these risks with respect to the Underlying Properties, SandRidge’s operations may result in liabilities exceeding such insurance coverage or liabilities not covered by insurance. If a well is damaged, SandRidge would have no obligation to drill a replacement well or make the Trust whole for the loss. The Trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production and related activities.

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

Additionally, federal and state regulatory authorities may expand or alter applicable pipeline safety laws and regulations, compliance with which may require increased capital expenditures by SandRidge and third-party downstream oil, natural gas and NGL transporters. These and other potential regulations could increase SandRidge’s operating costs, reduce SandRidge’s liquidity, delay SandRidge’s operations, increase direct and third-party post production costs associated with the Trust’s interests or otherwise alter the way SandRidge conducts its business, which could have a material adverse effect on SandRidge’s financial condition, results of operations and cash flows and which could reduce cash received by or available for distribution, including any amounts paid by SandRidge for transportation on downstream interstate pipelines.

Should SandRidge fail to comply with all applicable statutes, rules, regulations and orders of FERC or the FTC, SandRidge could be subject to substantial penalties and fines.

Under the Energy Policy Act of 2005 and implementing regulations, FERC prohibits market manipulation in connection with the purchase or sale of natural gas. The FTC also prohibits manipulative or fraudulent conduct in the wholesale petroleum market with respect to sales of commodities, including crude oil, condensate and natural gas liquids. These agencies have substantial enforcement authority, including the ability to impose penalties for current violations in excess of $1 million per day for each violation. FERC has also imposed requirements related to reporting of natural gas sales volumes that may impact the formation of prices indices. Additional rules and legislation pertaining to these and other matters may be considered or adopted from time to time. Failure to comply with these or other laws and regulations administered by these agencies could subject SandRidge to criminal and civil penalties, as described in Item 1 under “Regulation—Oil and Natural Gas Regulations.”

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

Changes in environmental laws and regulations occur frequently, and any changes that result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management, or completion activities or waste handling, storage, transport, remediation or disposal, emission or discharge requirements could require significant expenditures by SandRidge or other operators of the Underlying Properties to attain and maintain compliance and may otherwise have a material adverse effect on the results of operations, competitive position or financial condition of SandRidge or such other operators. In addition, delays or restrictions in permitting or development of projects that reduce or temporarily or permanently halt the production of oil, natural gas and natural gas liquids at any of the Underlying Properties will reduce Trust distributions by reducing the amount of proceeds available for distribution.

Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil, natural gas and NGL produced from the Underlying Properties.

In 2009, the EPA published its findings that emissions of carbon dioxide, methane and certain other “greenhouse gases” (collectively, “GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. The EPA has also adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. This rule could adversely affect SandRidge’s operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In June 2016, the EPA published a final rule adopting New Source Performance Standards (“NSPS”) for new, modified, or reconstructed oil and gas facilities that require control of the GHG methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, in 2017 the EPA proposed to delay implementation of the Methane Rule, and also convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions, like the Methane Rule itself, have been (or are likely to be) challenged in courts. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require SandRidge to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on federal and tribal lands that are substantially similar to the EPA’s Methane Rule. However, on December 8, 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule to revise or rescind certain provisions of the 2016 rule. While the future implementation of the EPA and BLM rules aimed at controlling GHG emissions from oil and natural gas sources remains uncertain, future federal GHG regulations for the oil and gas industry remain a possibility given the long-term trend towards increasing regulation. Moreover, several states have already adopted rules requiring operators of both new and existing sources to develop and implement a LDAR program and to install devices on certain equipment to capture 95 percent of methane emissions. Compliance with these rules could require SandRidge to purchase pollution control equipment and optical gas imaging equipment for LDAR inspections, and to hire additional personnel to assist with inspection and reporting requirements.

 A number of state and regional efforts also are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States is one of almost 200 nations that in December 2015 entered into the Paris Agreement, which calls for countries to set their own GHG emissions targets and maintain transparency regarding the measures each country will use to achieve its GHG emissions targets. However, the Paris Agreement does not impose any binding obligations on the United States. Moreover, in June 2017, President Trump announced that the United States would withdraw from the Paris Agreement but may enter into a future international agreement related to GHGs. In August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. Such withdrawal has not yet been finalized, and whether the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the Paris Agreement.

The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHGs from, the equipment and operations of SandRidge or other operators of the Underlying Properties could require additional expenditures to monitor, report and potentially reduce emissions of GHGs associated with their operations or could adversely affect demand for the oil, natural gas and NGL produced from the Underlying Properties. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Underlying Properties, and potentially subject the Underlying Properties and the operations of SandRidge or other operators of the Underlying Properties to greater regulation. The occurrence of any of these events that reduce or temporarily or permanently halt the production of oil, natural gas and natural gas liquids at any of the Underlying Properties will reduce Trust distributions by reducing the amount of proceeds available for distribution.

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

In recent years, SandRidge has increasingly relied on information technology (“IT”) systems and networks in connection with its business activities, including certain of its exploration, development and production activities. SandRidge relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil, natural gas and NGL reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased in the oil and gas industry, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication.  These threats pose a risk to the security of SandRidge’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. SandRidge has experienced, and expects to continue to experience, attempts from hackers and other third parties to gain unauthorized access to its IT systems and networks. Although prior cyber-attacks have not had a material adverse impact on SandRidge’s operations or financial performance, there can be no assurance that SandRidge will be successful in preventing cyber-attacks or mitigating their effect. Any cyber-attack could have a material adverse effect on SandRidge’s reputation, competitive position, business, financial condition and results of operations, and could have a material adverse effect on the Trust. Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to SandRidge to implement further data protection measures.

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

Furthermore, in response to recent seismic events near underground disposal wells used for the disposal by injection of produced water resulting from oil and natural gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells. For example, in Oklahoma, the OCC from time to time has developed and implemented plans calling for wells within Areas of Interest where seismic incidents have occurred to restrict or suspend disposal well operations in an attempt to mitigate the occurrence of such incidents. For example, in February 2016, the OCC issued a plan to reduce disposal well volume in the Arbuckle formation by 40 percent, covering approximately 5,281 square miles and 245 disposal wells injecting wastewater into the Arbuckle formation. In the plan, the OCC identified 76 SandRidge operated disposal wells, prescribed a four-stage volume reduction schedule and set April 30, 2016 as the final date for compliance with the tiered volume reduction plan. In March 2016, the OCC reduced the injection volume of additional Arbuckle disposal wells, including wells operated by SandRidge. Following earthquakes in August, September and November 2016, the OCC and the EPA further limited the injection volume of Arbuckle disposal wells, although these recent actions did not cover SandRidge’s disposal wells. Subsequently, the OCC expanded restrictions on the use of existing Arbuckle disposal wells and imposed new reporting requirements related to disposal volumes on wells injecting produced water into the Arbuckle formation. In February 2018, the OCC instituted a new protocol to further address seismicity in the Sooner Trend Anadarko Basin Canadian and Kingfisher County and South Central Oklahoma Oil Province Plays. This protocol requires various actions, such as a pause in operations for several hours, when certain seismic data is observed. Such requirements may reduce the productivity of SandRidge’s operations in relevant areas, which could reduce Trust distributions by reducing the amount of proceeds available for distribution.

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

If the Trust were treated as a corporation for U.S. federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which after December 31, 2017 is a maximum of 21%, and likely would be required to also pay state income tax on its taxable income at the corporate tax rate of such state. Distributions to unitholders generally would be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders. Because additional tax would be imposed upon the Trust as a corporation, its cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of the Trust as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Trust unitholders, likely causing a substantial reduction in the value of the Trust units.

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

Current law may change so as to cause the Trust to be treated as a corporation for U.S. federal income tax purposes or otherwise subject the Trust to entity-level taxation. Specifically, the present U.S. federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to existing federal income tax laws that could affect publicly traded partnerships. Such proposals, if adopted, could eliminate the qualifying income exception for publicly traded partnerships deriving qualifying income from activities relating to fossil fuels thus treating such partnerships as corporations. We currently rely upon this qualifying income exemption for our treatment of the Trust as a partnership for U.S. federal income tax purposes, which was not modified under the TCJA (see “—Recently enacted tax legislation significantly may impact the taxation of our income and our unitholders.”

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.  We are unable to predict whether any of these changes or other proposals ultimately will be enacted.  Any such changes could have a material adverse effect on the value of the Trust units.

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

If the IRS contests any of the U.S. federal income tax positions the Trust takes or has taken, the value of the Trust units may be adversely affected, because the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gain, loss and deduction may be reallocated among Trust unitholders. For example, the Trust generally prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date in such quarter, instead of on the basis of the date a particular Trust unit is transferred. Although simplifying conventions are contemplated by the Internal Revenue Code, and most publicly traded partnerships use similar simplifying conventions, the use of these methods may not be permitted under existing Treasury Regulations, and, accordingly, SandRidge’s counsel is unable to opine as to the validity of this method. If the IRS were to challenge the Trust’s proration method, the Trust may be required to change its allocation of items of income, gain, loss and deduction among the Trust unitholders and the costs to the Trust of implementing and reporting under any such changed method may be significant.

The Trust has not requested a ruling from the IRS with respect to its treatment as a partnership for U.S. federal income tax purposes or any other matter affecting the Trust. The IRS may adopt positions that differ from the conclusions of SandRidge’s counsel or from the positions the Trust takes. It may be necessary to resort to administrative or court proceedings to attempt to sustain some or all of the conclusions of SandRidge’s counsel or the positions the Trust takes. A court may not agree with some or all of the conclusions of SandRidge’s counsel or positions the Trust takes. Any contest with the IRS may materially and adversely impact the market for the Trust units and the price at which they trade. In addition, the Trust’s costs of any contest with the IRS will be borne indirectly by the Trust unitholders, because the costs will reduce the Trust’s cash available for distribution.

Recently enacted federal legislation applicable to the Trust for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting income taxes due (including applicable penalties and interest) as a result of an audit. Unless the Trust is eligible to (and chooses to) elect to issue revised Schedules K-1 to Trust unitholders with respect to an audited and adjusted return, the IRS may assess and collect income taxes (including any applicable penalties and interest) directly from the Trust in the year in which the audit is completed under the new rules, which effectively would impose an entity level tax on the Trust. If the Trust is required to pay income taxes, penalties and interest as the result of audit adjustments, cash available for distribution to Trust unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, Trust unitholders during that taxable year would bear the expense of the adjustment even if they were not Trust unitholders during the audited taxable year.

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

If a unitholder sells its Trust units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those Trust units. Because distributions in excess of a unitholder’s allocable share of the Trust’s net taxable income decrease the unitholder’s adjusted tax basis in its Trust units, the amount, if any, of such prior excess distributions with respect to the Trust units unitholders sell will, in effect, become taxable income to unitholders if unitholders sell such Trust units at a price greater than the unitholder’s tax basis in those Trust units, even if the price the unitholder receives is less than the unitholder’s original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion recapture.

The ownership and disposition of Trust units by tax-exempt organizations and non-U.S. persons may result in adverse tax consequences to them.

Tax-Exempt Organizations. Employee benefit plans and most other organizations exempt from U.S. federal income tax including individual retirement accounts (known as IRAs) and other retirement plans are subject to U.S. federal income tax on unrelated business taxable income. Because all of the income of the Trust is expected to be royalty income, interest income, hedging income and gain from the sale of real property, none of which is expected to be unrelated business taxable income, any such organization exempt from U.S. federal income tax is not expected to be taxed on income generated by ownership of Trust units so long as neither the property held by the Trust nor the Trust units are debt-financed property within the meaning of Section 514(b) of the Internal Revenue Code. However, such investors should consult their own tax advisors as to the proposed treatment of income from the Trust.

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

Because a Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of the loaned Trust units, he or she may no longer be treated for tax purposes as a partner with respect to those Trust units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of the Trust’s income, gains, losses or deductions with respect to those Trust units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those Trust units could be fully taxable as ordinary income. Trust unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from loaning their Trust units.

The Trust may adopt certain valuation methodologies that may affect the income, gain, loss and deduction allocable to the Trust unitholders. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.

The U.S. federal income tax consequences of the ownership and disposition of Trust units will depend in part on the Trust’s estimates of the relative fair market values, and the initial tax basis of the Trust’s assets. Although the Trust may from time to time consult with professional appraisers regarding valuation matters, the Trust will make many of the relative fair market value estimates itself. These estimates and determinations of basis are subject to challenge and will not be binding on the IRS or the courts. If the estimates of fair market value or basis are later found to be incorrect, the character and amount of items of income, gain, loss or deductions previously reported by Trust unitholders might change, and Trust unitholders might be required to adjust their tax liability for prior years and incur interest and penalties with respect to those adjustments.

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

PART II

Item 5. Market for Common Units of the Trust, Related Unitholder Matters and Issuer Purchases of Common Units.

The Trust units are listed on the New York Stock Exchange under the symbol “SDR.” On March 7, 2019, there were four record unitholders of the Trust units.

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

Recent Sales of Unregistered Securities

None.

Purchases of Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2018.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, the Trust is not required to provide information required by this Item.

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with other sections of this report, including: “Business” in Item 1 and “Financial Statements and Supplementary Data” in Item 8. The discussion and analysis relate to the following subjects:

•Recent Developments

•Results of Trust Operations

•Liquidity and Capital Resources

•Critical Accounting Policies and Estimates

•Off-Balance Sheet Arrangements

Recent Developments

The following is a brief overview of certain matters discussed more thoroughly elsewhere in this report.

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and experienced substantial fluctuations during 2018, with oil, natural gas and NGL prices declining significantly in the fourth quarter. A buildup in inventories, lower global demand, or other factors could cause prices for U.S. oil, natural gas and NGL to weaken further.

Results of Trust Operations

Results of the Trust for the Years Ended December 31, 2018 and 2017

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when the Trust receives net revenue distributions from SandRidge. Information regarding the Trust’s revenues, expenses, production and pricing for the years ended December 31, 2018 and 2017 is presented below.

	Year Ended December 31,
	2018(1)	2017(2)
Production data
Oil (MBbls)	74	98
NGL (MBbls)	185	231
Natural gas (MMcf)	2,331	2,789
Combined equivalent volumes (MBoe)(3)	648	794
Average daily combined equivalent volumes (MBoe/d)	1.8	2.2
Well data
Initial and Trust Development Wells producing - average	147	170
Revenues (in thousands)
Royalty income	$14,640	$15,647
Total revenue	$14,640	$15,647
Expenses (in thousands)
Post-production expenses	$1,800	$1,763
Property taxes	97	155
Production taxes	896	747
Trust administrative expenses	1,266	1,363
Cash reserves withheld, net of amounts used for current Trust expenses	262	18
Total expenses	$4,321	$4,046
Distributable income available to unitholders	$10,319	$11,601
Average prices
Oil (per Bbl)	$59.71	$46.29
NGL (per Bbl)	$28.27	$17.64
Combined oil and NGL (per Bbl)	$37.27	$26.16
Natural gas (per Mcf)	$2.12	$2.52
Combined equivalent (per Boe)	$22.55	$19.69
Average prices - including impact of post-production expenses
Natural gas (per Mcf)	$1.35	$1.89
Combined equivalent (per Boe)	$19.77	$17.47
Expenses (per Boe)
Post-production	$2.78	$2.22
Production taxes	$1.38	$0.94
____________________
(1) Production volumes and related revenues and expenses for the year ended December 31, 2018 (included in SandRidge’s 2018 net revenue distributions to the Trust) represent oil, natural gas and NGL production from September 1, 2017 to August 31, 2018.
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

Comparison of Results of the Trust for the Years Ended December 31, 2018 and 2017

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the year ended December 31, 2018 totaled $14.6 million compared to $15.6 million received during the year ended December 31, 2017. The approximately $1.0 million decrease in royalty income consisted of approximately $3.0 million attributable to a decrease in total volumes produced, partially offset by approximately $2.0 million attributable to an increase in prices received. The average number of producing wells decreased by 23 during the year ended December 31, 2018 compared to the year ended December 31, 2017 as wells that could not economically produce due to continued depressed pricing were shut-in.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the natural gas produced. Post-production expenses totaled approximately $1.8 million in each of the years ended December 31, 2018 and 2017.

Production Taxes. Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the year ended December 31, 2018 totaled $0.9 million, or $1.38 per Boe, and were approximately 6.1% of royalty income. Production taxes for the year ended December 31, 2017 totaled $0.7 million, or $0.94 per Boe, and were approximately 4.8% of royalty income. Production tax rates increased due to Trust wells reaching the expiration point of a previously reduced tax rate. The average effective production tax rate for the Trust will continue to increase, up to a maximum rate of 7%, as more Trust wells reach this expiration point.

Distributable Income

Distributable income for the year ended December 31, 2018 was $10.3 million, which included a net addition of approximately $0.3 million to the cash reserve for the payment of future Trust expenses reflecting approximately $1.6 million withheld in aggregate from 2018 cash distributions to unitholders partially offset by approximately $1.4 million used to pay Trust expenses during the period. Distributable income for the year ended December 31, 2017 was $11.6 million, which did not include any net reduction to the cash reserve for the payment of future Trust expenses, reflecting approximately $1.5 million used to pay Trust expenses during the period offset by approximately $1.5 million withheld in aggregate from 2017 cash distributions to unitholders.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flow generated from the Royalty Interests and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements contained in Item 8 of this report. The Trust’s primary uses of cash are distributions to Trust unitholders, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. See Item 3 of this report for a description of the impact of legal proceedings on the Trust’s administrative expenses. The Trust is not obligated to pay any operating expenses or capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter, over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee has not loaned and does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to Trust unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at either December 31, 2018 or 2017.

The Trustee intends to withhold the greater of $50,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase cash reserves by a total of $625,000, commencing with the distribution payable in the first quarter of 2019. In February 2019, the Trustee withheld approximately $76,000 from the funds otherwise available for distribution.

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

Trust Distributions to Unitholders. During the years ended December 31, 2018 and 2017, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2018
First Quarter	September 1, 2017 - November 30, 2017	January 25, 2018	February 23, 2018	$2.9
Second Quarter	December 1, 2017 - February 28, 2018	April 26, 2018	May 25, 2018	$2.7
Third Quarter	March 1, 2018 - May 31, 2018	July 26, 2018	August 24, 2018	$2.2
Fourth Quarter	June 1, 2018 - August 31, 2018	October 25, 2018	November 23, 2018	$2.4
Calendar Quarter 2017
First Quarter	September 1, 2016 - November 30, 2016	January 26, 2017	February 24, 2017	$3.1
Second Quarter	December 1, 2016 - February 28, 2017	April 27, 2017	May 26, 2017	$3.4
Third Quarter	March 1, 2017 - May 31, 2017	July 27, 2017	August 25, 2017	$2.5
Fourth Quarter	June 1, 2017 - August 31, 2017	October 26, 2017	November 24, 2017	$2.6

On February 22, 2019, the Trust paid a cash distribution of $0.042 per Trust unit covering production for the three-month period from September 1, 2018 to November 30, 2018. The distribution totaled $2.1 million and was made to Trust unitholders of record as of February 8, 2019.

Continued low oil, natural gas and NGL prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties. As the Trust cannot acquire or cause additional wells to be drilled on its behalf, the production from the Underlying Properties attributable to the Royalty Interests is expected to decline each quarter during the remainder of the Trust's life.

Contractual Obligations. Pursuant to the terms of the administrative services agreement with SandRidge, the Trust is obligated to pay SandRidge an annual administrative services fee of $300,000 for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust throughout the life of the Trust. Pursuant to the trust agreement, the Trust pays the Trustee an annual administrative fee, which prior to January 1, 2018 was $150,000. The annual fee can be adjusted for inflation by no more than 3% in any year through 2031. The annual administrative fee, which was adjusted for inflation in April 2018, currently is $153,150. In addition, under the trust agreement the Trust is obligated to pay the Delaware Trustee an annual fee of $2,400, throughout the life of the Trust.

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

Impairment of Investment in Royalty Interests. The investment in royalty interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Potential impairments of the investment in royalty interests are determined by comparing the net capitalized costs of investment in royalty interests to undiscounted future net revenues attributable to the Trust’s interest in the proved oil, natural gas and NGL reserves of the Underlying Properties. The Trust provides a write-down to the extent that the net capitalized costs exceed the fair value of the Royalty Interests, which is determined using future cash flows of the oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. Different pricing assumptions or discount rates could result in a different calculated impairment. The Trust recorded an impairment in the carrying value of the Investment in Royalty Interests of $68.0 million during the year ended December 31, 2017. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust's distributable income. No impairment was recorded in 2018. Material write-downs in subsequent periods may occur if commodity prices decline.

Refer to Note 2 to the financial statements included in Item 8 of this report for the Trust’s significant accounting policies.

Off-balance sheet arrangements

As of December 31, 2018, the Trust had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, the Trust is not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data

The Trust’s financial statements required by this item are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Trustee conducted an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this report. Based on this evaluation, Sarah Newell, as Trust Officer, has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2018 to provide reasonable assurance that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by SandRidge with respect to the periods covered by this report.

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the trust agreement, (ii) the administrative services agreement, (iii) the development agreement and (iv) the conveyances granting the Royalty Interests, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by SandRidge, including information relating to results of operations, the costs and revenues attributable to the Royalty Interests and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Royalty Interests, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

Trustee’s Report on Internal Control over Financial Reporting.

The information required to be furnished pursuant to this item is set forth below.

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2018.

According to the Internal Control-Integrated Framework (2013), a registrant’s internal control over financial reporting is a process designed by or under the supervision of, its principal executive officer and principal financial officer, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust units are required to file with the SEC initial reports of ownership of Trust units and reports of changes in such ownership pursuant to Section 16 under the Exchange Act. Based solely on a review of these reports, the Trustee is not aware of any person having failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years. In making this statement, the Trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the Trust.

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

Item 11. Executive Compensation

During the years ended December 31, 2018 and 2017, the Trustee and the Delaware Trustee received administrative fees from the Trust pursuant to the trust agreement. See the disclosures in the section entitled “Liquidity and Capital Resources – Contractual Obligations” in Item 7 of this report for the amounts of such compensation. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 7, 2019 by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
SandRidge Energy, Inc. 123 Robert S. Kerr Avenue Oklahoma City, OK 73102	Common units	18,675,000	(1)	37.6%
____________________
(1) All 18,675,000 units beneficially owned by SandRidge are held of record by its wholly owned subsidiary, SandRidge Exploration and Production, LLC.

(b) Security Ownership of Management.

Not applicable.

(c) Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13. Certain Relationships and Related Transactions and Director Independence

SandRidge and the Trust are parties to the administrative services agreement and the registration rights agreement. The Trust makes certain payments to SandRidge, the Trustee and the Delaware Trustee pursuant to the trust agreement and the administrative services agreement. Descriptions of these agreements are included in “Business” in Item 1 of this report; in “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report; and in Note 6 to the financial statements included in Item 8 of this report. In addition, the description of the initial public offering included in “Business” in Item 1 of this report is hereby incorporated by reference.

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

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Trust’s financial statements for 2018 and 2017 and fees billed for other services rendered by PricewaterhouseCoopers LLP.

	2018	2017
Audit fees(1)	$255,000	$255,000
Tax fees	285,810	325,000
Total fees	$540,810	$580,000
____________________
(1) Fees for audit services in 2018 and 2017 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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

March 14, 2019

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

INDEX TO FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm
Statements of Assets and Trust Corpus at December 31, 2018 and 2017	F-1
Statements of Distributable Income for the Years Ended December 31, 2018 and 2017	F-2
Statements of Changes in Trust Corpus for the Years Ended December 31, 2018 and 2017	F-3
Notes to Financial Statements	F-4

Report of Independent Registered Public Accounting Firm

To the Unitholders of SandRidge Mississippian Trust II and The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets and trust corpus of SandRidge Mississippian Trust II (the “Trust”) as of December 31, 2018 and 2017, and the related statements of distributable income and changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2018 and 2017, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 14, 2019

We have served as the Trust’s auditor since 2011.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$2,266	$1,979
Investment in royalty interests	467,146	467,146
Less: accumulated amortization and impairment	(427,265)	(422,295)
Net investment in royalty interests	39,881	44,851
Total assets	$42,147	$46,830
TRUST CORPUS
Trust corpus, 49,725,000 common units issued and outstanding at December 31, 2018 and 2017	$42,147	$46,830

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2018	2017
Revenues
Royalty income	$14,640	$15,647
Total revenues	14,640	15,647
Expenses
Post-production expenses	1,800	1,763
Property taxes	97	155
Production taxes	896	747
Trust administrative expenses	1,266	1,363
Cash reserves withheld, net of amounts used for current Trust expenses	262	18
Total expenses	4,321	4,046
Distributable income available to unitholders	10,319	11,601
Distributable income per common unit	$0.207	$0.233

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)

	Years Ended December 31,
	2018	2017
Trust corpus, beginning of year	$46,830	$121,959
Amortization of investment in royalty interests	(4,971)	(7,128)
Impairment of investment in royalty interests	—	(68,034)
Net cash reserves withheld	262	18
Distributable income	10,319	11,601
Distributions paid or payable to unitholders	(10,293)	(11,586)
Trust corpus, end of year	$42,147	$46,830

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units (“Trust units”) in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust units and 12,431,250 subordinated units of the Trust (“subordinated units”), to certain wholly owned subsidiaries of SandRidge.

Pursuant to a development agreement between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, 206 horizontal oil and natural gas development wells within an area of mutual interest (“AMI”) by December 31, 2016 (the “Trust Development Wells”). SandRidge fulfilled this obligation in March 2015, and, as a result, the subordinated units converted to Trust units in April 2016. At December 31, 2018, SandRidge owned 18,675,000 Trust units, or approximately 37.6% of all Trust units.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, any operating or capital costs related to the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. The trust agreement generally limits the Trust’s business activities to owning the Royalty Interests and certain activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests.

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

Dissolution. The Trust will dissolve and begin to liquidate on December 31, 2031 (the “Termination Date”), unless sooner terminated in accordance with the provisions of the trust agreement noted below, and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis. SandRidge has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust will not dissolve until the Termination Date unless any of the following occurs: (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

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

Distributable Income Per  Unit. Distributable income per unit amounts as calculated for the periods presented in the accompanying statements of distributable income may differ from declared distribution amounts per unit due to rounding and interest income. All Trust unitholders share on a pro rata basis in the Trust’s distributable income (See Note 1).

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest, which is determined using future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. The Trust recorded an impairment in the carrying value of the Investment in Royalty Interests of $68.0 million during the year ended December 31, 2017. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust's distributable income. There was no impairment in the carrying value of the Investment in Royalty Interests during 2018. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust's distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

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

4. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. A summary of the Trust’s distributions to unitholders is as follows:

				Total
	Covered			Distribution	Distribution Per
	Production Period	Date Declared	Date Paid	Paid	Common Unit
				(in millions)
Calendar Quarter 2018
First Quarter	September 1, 2017 - November 30, 2017	January 25, 2018	February 23, 2018	$2.9	$0.058
Second Quarter	December 1, 2017 - February 28, 2018	April 26, 2018	May 25, 2018	$2.7	$0.055
Third Quarter	March 1, 2018 - May 31, 2018	July 26, 2018	43336	$2.2	$0.045
Fourth Quarter	June 1, 2018 - August 31, 2018	October 25, 2018	November 23, 2018	$2.4	$0.049

Calendar Quarter 2017
First Quarter	September 1, 2016 - November 30, 2016	January 26, 2017	February 24, 2017	$3.1	$0.062
Second Quarter	December 1, 2016 - February 28, 2017	April 27, 2017	May 26, 2017	$3.4	$0.069
Third Quarter	March 1, 2017 - May 31, 2017	July 27, 2017	August 25, 2017	$2.5	$0.050
Fourth Quarter	June 1, 2017 - August 31, 2017	October 26, 2017	November 24, 2017	$2.6	$0.052

On February 22, 2019, the Trust paid a cash distribution covering production for the period from September 1, 2018 to November 30, 2018. See Note 8 for further discussion.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at December 31, 2018 or 2017.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. Low levels of future production and continued low commodity prices would continue to reduce the Trust’s revenues and distributable income available to unitholders.

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

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee to the Trustee, which prior to 2018 was $150,000. The annual administrative fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the years ended December 31, 2018 and 2017 totaled approximately $152,000 and $150,000, respectively.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During each of the years ended December 31, 2018 and 2017, the Trust paid administrative fees to SandRidge equal to $300,000.

7. Major Customers

For the years ended December 31, 2018 and 2017, sales of production attributable to the Royalty Interests exceeding 10% of the Trust’s total revenues were made to the following oil or natural gas purchasers:

	Sales	% of Revenue
	(in thousands)
2018
Targa Pipeline Mid-Continent West OK LLC	$9,369	64.0%
Plains All American, Inc.	$3,753	25.6%
2017
Targa Pipeline Mid-Continent West OK LLC	$10,116	64.6%
Plains All American, Inc.	$3,907	25.0%

8. Subsequent Events

On January 24, 2019, the Trust declared a cash distribution of $0.042 per unit covering production for the three-month period from September 1, 2018 to November 30, 2018 for record unitholders as of February 8, 2019. The distribution was paid on February 22, 2019. Distributable income for September 1, 2018 to November 30, 2018 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$3,175
Total revenues	3,175
Expenses
Post-production expenses	399
Production taxes	196
Cash reserves withheld by Trustee(1)	396
Total expenses	991
Distributable income	$2,184
Additional cash reserve(2)	76
Distributable income available to unitholders	$2,108
Distributable income per unit (49,725,000 units issued and outstanding)	$0.042
____________________
(1) Includes amounts withheld for payment of future Trust administrative expenses.
(2) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

9. Supplemental Information on Oil and Natural Gas Producing Activities (Unaudited)

The following supplemental information includes capitalized costs related to oil and natural gas producing activities; costs incurred in oil and natural gas property acquisition, exploration and development; and the results of operations for oil and natural gas producing activities. Supplemental information is also provided for oil, natural gas and NGL production and average sales prices; the estimated quantities of proved oil, natural gas and NGL reserves; the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves; and a summary of the changes in the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves. This supplemental information was prepared on an accrual basis, which is the basis upon which SandRidge and the Underlying Properties maintain their records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31, 2018
		For the period
	Modified Cash Basis(1)	September 1, 2017 to December 31, 2017	September 1, 2018 to December 31, 2018	Accrual Basis (2)
Production Data (Unaudited)
Oil (MBbls)	74.2	(31.3)	16.4	59.3
NGL (MBbls)	184.9	(63.3)	58.9	180.5
Natural Gas (MMcf)	2,331.4	(830.9)	682.3	2,182.8
Combined equivalent volumes (MBoe)(3)	647.7	(233.1)	189.0	603.7

Royalty Income (in thousands)	$14,605	$(5,292)	$4,359	$13,672
Expenses (in thousands):
Post-production costs	1,800	(637)	532	1,695
Property taxes	97	(105)	105	97
Production taxes	896	(325)	277	849
	$11,811	$(4,225)	$3,446	$11,031

	Year Ended December 31, 2017
		For the period
	Modified Cash Basis(4)	September 1, 2016 to December 31, 2016	September 1, 2017 to December 31, 2017	Accrual Basis (2)
Production Data (Unaudited)
Oil (MBbls)	97.9	(36.9)	31.3	92.3
NGL (MBbls)	231.3	(82.2)	63.3	212.4
Natural Gas (MMcf)	2,788.8	(1,002.2)	830.9	2,617.5
Combined equivalent volumes (MBoe)(3)	794.0	(286.1)	233.1	740.9

Royalty Income (in thousands)	$15,632	$(5,676)	$5,292	$15,248
Expenses (in thousands):
Post-production costs	1,763	(606)	637	1,794
Property taxes	155	(164)	105	96
Production taxes	747	(235)	325	837
	$12,967	$(4,671)	$4,225	$12,521
____________________
(1) Production volumes attributable to the Royalty Interests and related revenues and expenses included in SandRidge’s 2018 net revenue distributions to the Trust. Represents production from September 1, 2017 to August 31, 2018.
(2) Production volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis for the years ended December 31, 2018 and 2017, respectively.
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

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2018	2017
Investment in royalty interests
Proved(1)	$467,146	$467,146
Unproved	—	—
Total investment in royalty interests	467,146	467,146
Less accumulated amortization and impairment	(427,265)	(422,295)
Net investment in royalty interests	$39,881	$44,851
____________________
(1) Royalty Interests conveyed to the Trust by SandRidge in April 2012 were in both proved and unproved locations; however, by December 31, 2012, all Trust Royalty Interests had associated proved reserves.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

The Trust is not responsible for any costs incurred related to the Underlying Properties. As such, the Trust did not incur any costs in the exploration or development of oil and natural gas properties during the years ended December 31, 2018 or  2017 .

Results of Operations for Oil and Natural Gas Producing Activities (Unaudited)

The Trust’s results of operations from oil and natural gas producing activities for each of the years ended December 31, 2018 and 2017 are shown in the following table (in thousands):

	December 31,
	2018 (1)	2017 (1)
Revenues	$13,708	$15,263
Expenses(2)
Post-production costs	1,695	1,794
Production taxes	849	837
Property taxes	97	96
Amortization and impairment expense(3)	4,971	75,163
Total expenses	7,612	77,890
Results of operations for oil and natural gas producing activities (excluding general and administrative costs and derivative settlements of the Trust)	$6,096	$(62,627)
____________________
(1) Revenues and post-production costs attributable to volumes produced from January 1 to December 31 of the respective year, regardless of whether proceeds from the sale of production have been remitted to the Trust by SandRidge.
(2) The Trust does not bear any well operating costs and is not subject to federal or state income taxes.
(3) Amortization is recorded by the Trust as volumes are produced and does not reduce distributable income, but rather, is recorded directly to trust corpus. A non-cash impairment of $68.0 million was recorded during 2017 that was charged to trust corpus and did not affect the Trust's distributable income.

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

The summary below presents changes in the Trust’s estimated reserves during the years ended December 31, 2017 and 2018.

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)(1)
Proved developed and undeveloped reserves
As of December 31, 2016	600.9	2,076.9	26,388.3
Revisions of previous estimates	(23.3)	(83.7)	(297.8)
Extensions and discoveries	—	—	—
Production(2)	(92.3)	(212.4)	(2,617.5)
As of December 31, 2017	485.3	1,780.8	23,473.0
Revisions of previous estimates	(178.3)	(492.1)	(7,134.1)
Extensions and discoveries	—	—	—
Production(2)	(59.3)	(180.5)	(2,182.8)
As of December 31, 2018	247.7	1,108.2	14,156.1
Proved developed reserves(3)
As of December 31, 2017	485.3	1,780.8	23,473.0
As of December 31, 2018	247.7	1,108.2	14,156.1
Proved undeveloped reserves(3)
As of December 31, 2017	—	—	—
As of December 31, 2018	—	—	—
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

The Trust recognized net reductions to reserves associated with proved properties of approximately 1,859 Mboe during 2018. This reserve reduction is due primarily from downward revisions of (i) 1,517 MBoe of late life reserves due to an increase in the operator’s estimated future workover and improved recovery costs that shortened the economic lives of these properties, and (ii) 353 MBoe of negative revisions to prior estimates stemming from changes in well performance. Additional reserve decreases amounting to 553 MBoe were the result of wells being shut-in during 2018, changes to the operator’s lease operating costs and other reserve parameters. Partially offsetting these reductions were a 564 MBoe increase associated with the increase in year-end SEC commodity pricing.

The Trust recognized net reductions to reserves associated with proved properties of approximately 157 Mboe due to well performance during 2017.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The assumptions underlying the computation of the standardized measure of discounted cash flows are summarized as follows:

•the standardized measure includes estimates of proved oil, natural gas and NGL reserves and projected future production volumes based upon economic conditions;

•pricing is applied based upon 12-month average market prices at December 31, 2018 and 2017. The calculated weighted average per unit prices for the Trust’s proved reserves and future net revenues were as follows;

	December 31,
	2018	2017
Oil (per barrel)	$64.30	$49.30
NGL (per barrel)	$25.08	$20.21
Natural Gas (per Mcf)	$1.83	$1.91

•a discount factor of 10% per year is applied annually to the future net cash flows.

The summary below presents the Trust’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure in ASC Topic 932 (in thousands).

	As of December 31,
	2018	2017
Future cash inflows from production	$69,611	$104,687
Future production costs(1)	(4,942)	(7,514)
Undiscounted future net cash flows(2)	64,669	97,173
10% annual discount	(26,488)	(47,942)
Standardized measure of discounted future net cash flows	$38,181	$49,231
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

The following table represents the Trust’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

Present value as of December 31, 2016	$45,151
Revenues less post-production and other costs	(12,521)
Net changes in prices, production and other costs	16,429
Revisions of previous quantity estimates	(1,760)
Accretion of discount	4,002
Timing differences and other(1)	(2,070)
Net change for the year	4,080
Present value as of December 31, 2017	49,231
Revenues less post-production and other costs	(11,031)
Net changes in prices, production and other costs	6,293
Revisions of previous quantity estimates	(17,418)
Accretion of discount	4,386
Timing differences and other(1)	6,720
Net change for the year	(11,050)
Present value as of December 31, 2018	$38,181
____________________

(1) Changes in timing differences and other are related to revisions in the estimated timing of production and, as applicable, development.

10. Quarterly Financial Results (Unaudited)

The Trust’s operating results for each calendar quarter of 2018 and 2017 are summarized below (in thousands, except per unit data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	(1)	(2)	(3)	(4)
Royalty income	$4,006	$3,852	$3,330	$3,452
Distributable income available to unitholders	$2,891	$2,749	$2,256	$2,423
Distributable income per common unit	$0.058	$0.055	$0.045	$0.049
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017	(5)	(6)	(7)	(8)
Royalty income	$4,135	$4,496	$3,499	$3,517
Distributable income available to unitholders	$3,103	$3,441	$2,462	$2,596
Distributable income per common unit	$0.062	$0.069	$0.050	$0.052
____________________
(1) Includes proceeds attributable to production from the Royalty Interests from September 1, 2017 to November 30, 2017.
(2) Includes proceeds attributable to production from the Royalty Interests from December 1, 2017 to February 28, 2018.
(3) Includes proceeds attributable to production from the Royalty Interests from March 1, 2018 to May 31, 2018.
(4) Includes proceeds attributable to production from the Royalty Interests from June 1, 2018 to August 31, 2018.
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