Form 10-Q
period 2019-03-31
SandRidge Mississippian Trust II
filed 2019-05-09
CIK 1538267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units of Beneficial Interest	SDR	New York Stock Exchange

As of May 2, 2019, 49,725,000 units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II
FORM 10-Q
Quarter Ended March 31, 2019

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$2,362	$2,266
Investment in royalty interests	467,146	467,146
Less: accumulated amortization and impairment	(428,781)	(427,265)
Net investment in royalty interests	38,365	39,881
Total assets	$40,727	$42,147
TRUST CORPUS
Trust corpus, 49,725,000 units issued and outstanding at March 31, 2019 and December 31, 2018	$40,727	$42,147

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2019	2018
Revenues
Royalty income	$3,188	$4,006
Total revenues	3,188	4,006
Expenses
Post-production expenses	399	481
Production taxes	196	237
Trust administrative expenses	409	534
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	64	(137)
Total expenses	1,068	1,115
Distributable income available to unitholders	$2,120	$2,891
Distributable income per unit (49,725,000 units)	$0.043	$0.058

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2019	2018
Trust corpus, beginning of period	$42,147	$46,830
Amortization of investment in royalty interests	(1,516)	(1,153)
Net cash reserves withheld (used)	64	(137)
Distributable income	2,120	2,891
Distributions paid to unitholders	(2,088)	(2,884)
Trust corpus, end of period	$40,727	$45,547
Distributions per unit (49,725,000 units)	$0.042	$0.058

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units (“Trust units”) in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust units and 12,431,250 subordinated units, which subsequently converted to common units as a result of SandRidge having met its drilling obligation to the Trust in March 2015, to certain wholly owned subsidiaries of SandRidge. At March 31, 2019, SandRidge owned 18,675,000 Trust units, or approximately 37.6% of all Trust units.

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

The Trust will dissolve and begin to liquidate on December 31, 2031 (the “Termination Date”), unless sooner terminated in accordance with the provisions of the trust agreement, and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis. SandRidge has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust will not dissolve until the Termination Date unless any of the following occurs: (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the investment in royalty interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. There were no impairments in the carrying value of the investment in royalty interests during the three-month periods ended March 31, 2019 and 2018. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

Distributable Income Per Unit. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to rounding and the timing of the Trust’s payment of Trust administrative expenses.

Interim Financial Statements. The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2018 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2018 has been derived from audited financial statements. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2018 Form 10-K.

SANDRIDGE MISSISSIPPIAN TRUST II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in May 2019. A summary of the Trust’s distributions to unitholders during the three-month period ended March 31, 2019 and the year ended December 31, 2018 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
(in millions)
Calendar Quarter 2019
First Quarter	September 1, 2018 — November 30, 2018	January 24, 2019	February 22, 2019	$2.1	$0.042

Calendar Quarter 2018
First Quarter	September 1, 2017 — November 30, 2017	January 25, 2018	February 23, 2018	$2.9	$0.058
Second Quarter	December 1, 2017 — February 28, 2018	April 26, 2018	May 25, 2018	$2.7	$0.055
Third Quarter	March 1, 2018 — May 31, 2018	July 26, 2018	August 24, 2018	$2.2	$0.045
Fourth Quarter	June 1, 2018 — August 31, 2018	October 25, 2018	November 23, 2018	$2.4	$0.049

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays the Trustee an annual administrative fee, which prior to 2017 was $150,000. The annual fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during each of the three-month periods ended March 31, 2019 and 2018 totaled approximately $38,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the administrative services agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. Administrative fees paid to SandRidge for the three-month periods ended March 31, 2019 and 2018 totaled $75,000 and $150,000, respectively.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the

SANDRIDGE MISSISSIPPIAN TRUST II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at March 31, 2019 or December 31, 2018.

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

On January 19, 2018, SDT filed a Motion for Partial Judgment on the Pleadings as to any claims against it brought by purchasers of common units of the Trust, arguing that such purchasers lack standing to assert claims against SDT because they did not purchase units in SDT. On January 18, 2019, the Court granted SDT's motion dismissing claims brought by purchasers of the Trust.

On February 15, 2018, plaintiffs filed a motion for class certification, which has been fully briefed and is awaiting a decision from the Court.

SANDRIDGE MISSISSIPPIAN TRUST II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
On July 2, 2018, the remaining defendants filed a motion for partial judgment on the pleadings, arguing that all claims asserted on behalf of the members of the putative class are barred by the statute of limitations. On March 26, 2019, the Court denied the motion without prejudice should discovery reveal a basis for again challenging the timeliness of plaintiffs' claims.

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

6. Subsequent Events

Distribution to Unitholders. On April 25, 2019, the Trust declared a cash distribution of $0.035 per unit covering production for the three-month period from December 1, 2018 to February 28, 2019. The distribution will be paid on or about May 24, 2019 to record holders as of May 10, 2019. Distributable income for December 1, 2018 to February 28, 2019 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$2,783
Total revenues	2,783
Expenses
Post-production expenses	418
Production taxes	173
Cash reserves withheld by Trustee (1)	407
Total expenses	998
Distributable income	$1,785
Additional cash reserve (2)	63
Distributable income available to unitholders	$1,722
Distributable income per unit (49,725,000 units issued and outstanding)	$0.035
____________________
(1) Includes amounts withheld for payment of future Trust administrative expenses.
(2) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the financial condition, results of operations, liquidity and capital resources of SandRidge Mississippian Trust II (the “Trust”). This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2018 Form 10-K.

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

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile, as demonstrated by significant price swings experienced during 2018 and the three months ended March 31, 2019. As a result, there can be no assurance that prices for oil, natural gas and NGL, and therefore the Trust’s quarterly cash distributions, will be maintained for any significant period of time.

Properties. As of March 31, 2019, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in northern Oklahoma and southern Kansas.

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

NYSE Listing Status. As previously disclosed, on December 31, 2018, the Trust received written notification from The New York Stock Exchange (“NYSE”) that the Trust no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust units fell below $1.00 over a 30 consecutive trading-day period that ended December 26, 2018. On March 1, 2019, the Trust received written notification from the NYSE that the average closing price of the Trust units for the 30 consecutive trading-day period that ended February 28, 2019 exceeded the minimum requirement of $1.00, and therefore the Trust had regained compliance with the NYSE’s listing compliance. Based on the recent trading prices of the Trust units, however, the average closing price of the Trust units over a 30 consecutive trading-day period may fall below the minimum requirement in the near future. If the Trust were to become non-compliant and subsequently unable to regain compliance within a six-month cure period, the NYSE would commence suspension and delisting procedures.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three-month periods ended March 31, 2019 and 2018 is presented below.

	Three Months Ended March 31,
	2019(1)	2018(2)
Production Data
Oil (MBbls)	11	25
NGL (MBbls)	44	48
Natural gas (MMcf)	512	627
Combined equivalent volumes (MBoe)	141	177
Average daily combined equivalent volumes (MBoe/d)	1.6	1.9
Well Data
Initial and Trust Development Wells producing - average	129	159
Revenues (in thousands)
Royalty income	$3,188	$4,006
Total revenue	3,188	4,006
Expenses (in thousands)
Post-production expenses	399	481
Production taxes	196	237
Trust administrative expenses	409	534
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	64	(137)
Total expenses	1,068	1,115
Distributable income available to unitholders	$2,120	$2,891
Average Prices
Oil (per Bbl)	$65.31	$51.87
NGL (per Bbl)	$29.17	$26.97
Combined oil and NGL (per Bbl)	$36.57	$35.56
Natural gas (per Mcf)	$2.22	$2.26
Combined equivalent (per Boe)	$22.50	$22.59
Average Prices – including impact of post-production expenses
Natural gas (per Mcf)	$1.44	$1.49
Combined equivalent (per Boe)	$19.67	$19.87
Expenses (per Boe)
Post-production	$2.83	$2.72
Production taxes	$1.39	$1.34
____________________
1.Production volumes and related revenues and expenses for the three-month period ended March 31, 2019 (included in SandRidge’s February 2019 net revenue distribution to the Trust) represent production from September 1, 2018 to November 30, 2018.
2.Production volumes and related revenues and expenses for the three-month period ended March 31, 2018 (included in SandRidge’s February 2018 net revenue distribution to the Trust) represent production from September 1, 2017 to November 30, 2017.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the three-month period ended March 31, 2019 totaled $3.2 million compared to $4.0 million received during the three-month period ended March 31, 2018. The approximate $0.8 million decrease in royalty income consisted of approximately $1.0 million attributable to a decrease in total volumes produced, partially offset by approximately $0.2 million attributable to an increase in prices received. The average number of producing wells in the three-month period ended March 31, 2019 decreased by 30 from 159 in the three-month period ended March 31, 2018, because wells that could not economically produce due to continued declining production were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2019 totaled approximately $0.2 million, or $1.39 per Boe, and were approximately 6.2% of royalty income. Production taxes for the three-month period ended March 31, 2018 totaled approximately $0.2 million, or $1.34 per Boe, and were approximately 5.9% of royalty income. Production tax rates increased in the 2018 period due to Trust wells reaching the expiration point of a previously reduced tax rate. The average effective production tax rate for the Trust will continue to increase, up to a maximum rate of 7%, as more Trust wells reach this expiration point.

Distributable Income

Distributable income for the three-month period ended March 31, 2019 was $2.1 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.1 million, reflecting approximately $0.5 million withheld from the February 2019 cash distribution to unitholders partially offset by approximately $0.4 million used to pay Trust expenses during the period. Distributable income for the three-month period ended March 31, 2018 was $2.9 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.1 million, reflecting approximately $0.5 million used to pay Trust expenses during the period partially offset by approximately $0.4 million withheld from the February 2018 cash distribution to unitholders.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. No such loan was outstanding at March 31, 2019 or December 31, 2018.

The Trustee intends to withhold the greater of $50,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of $625,000, commencing with the distribution payable in the first quarter of 2019. In February 2019, the Trustee withheld approximately $76,000 from the funds otherwise available for distribution. The withholding for the distribution to Trust unitholders expected to occur on or before May 24, 2019 is approximately $63,000.

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

2019 Trust Distributions to Unitholders.  On January 24, 2019, the Trust declared a cash distribution of $0.042 per unit covering production for the three-month period from September 1, 2018 to November 30, 2019, payable to record unitholders as of February 8, 2019. The distribution, totaling $2.1 million, was made on February 22, 2019.

Future Trust Distributions to Unitholders. During the three-month production period from December 1, 2018 to February 28, 2019, the average realized natural gas price increased as compared to the three-month period ended November 30, 2018. The increase, however, was offset by a decrease in combined sales volumes and lower average realized oil and NGL prices compared to the previous period. On April 25, 2019, the Trust declared a cash distribution of $0.035 per unit covering production for the period. The distribution will be paid on or about May 24, 2019 to record unitholders as of May 10, 2019 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$2,783
Total revenues	2,783
Expenses
Post-production expenses	418
Production taxes	173
Cash reserves withheld by Trustee (1)	407
Total expenses	998
Distributable income	$1,785
Additional cash reserve (2)	63
Distributable income available to unitholders	$1,722
Distributable income per unit (49,725,000 units issued and outstanding)	$0.035
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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

On January 19, 2018, SDT filed a Motion for Partial Judgment on the Pleadings as to any claims against it brought by purchasers of common units of the Trust, arguing that such purchasers lack standing to assert claims against SDT because they did not purchase units in SDT. On January 18, 2019, the Court granted SDT's motion dismissing claims brought by purchasers of the Trust.

On February 15, 2018, plaintiffs filed a motion for class certification, which has been fully briefed and is awaiting a decision from the Court.

On July 2, 2018, the remaining defendants filed a motion for partial judgment on the pleadings, arguing that all claims asserted on behalf of the members of the putative class are barred by the statute of limitations. On March 26, 2019, the Court denied the motion without prejudice should discovery reveal a basis for again challenging the timeliness of plaintiffs' claims.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in Item 1A of the 2018 Form 10-K.

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
Date: May 9, 2019

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