Form 10-Q
period 2019-09-30
SandRidge Mississippian Trust II
filed 2019-11-07
CIK 1538267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 31, 2019, 49,725,000 units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II
FORM 10-Q
Quarter Ended September 30, 2019

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$2,449	$2,266
Investment in royalty interests	467,146	467,146
Less: accumulated amortization and impairment	(448,259)	(427,265)
Net investment in royalty interests	18,887	39,881
Total assets	$21,336	$42,147
TRUST CORPUS
Trust corpus, 49,725,000 units issued and outstanding at September 30, 2019 and December 31, 2018	$21,336	$42,147

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Royalty income	$2,406	$3,330	$8,391	$11,188
Total revenues	2,406	3,330	8,391	11,188
Expenses
Post-production expenses	418	462	1,235	1,396
Production taxes	142	203	511	680
Trust administrative expenses	304	231	1,242	910
Cash reserves withheld for current Trust expenses, net of amounts used	154	178	159	306
Total expenses	1,018	1,074	3,147	3,292
Distributable income available to unitholders	$1,388	$2,256	$5,244	$7,896
Distributable income per unit (49,725,000 units)	$0.028	$0.045	$0.106	$0.158

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Trust corpus, beginning of period	$28,653	$44,649	$42,147	$46,830
Amortization of investment in royalty interests	(1,246)	(1,098)	(4,332)	(3,428)
Impairment of investment in royalty interests	(6,220)	—	(16,661)	—
Net cash reserves withheld	154	178	159	306
Distributable income	1,388	2,256	5,244	7,896
Distributions paid to unitholders	(1,393)	(2,238)	(5,221)	(7,857)
Trust corpus, end of period	$21,336	$43,747	$21,336	$43,747
Distributions per unit (49,725,000 units)	$0.028	$0.045	$0.105	$0.158

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units (“Trust units”) in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust units and 12,431,250 subordinated units, which subsequently converted to common units as a result of SandRidge having met its drilling obligation to the Trust in March 2015, to certain wholly owned subsidiaries of SandRidge. At September 30, 2019, SandRidge owned 18,675,000 Trust units, or approximately 37.6% of all Trust units.

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

Potential Early Termination of the Trust. Based on SandRidge's estimates for the next twelve months regarding projected production from the Underlying Properties and estimated pricing based on futures prices as of September 30, 2019 readily available in the public market adjusted for differentials, cash available for distribution for the four consecutive quarters ending December 31, 2019, on a cumulative basis, may fall below $5.0 million, which would require the Trust to commence termination shortly after the quarterly cash distribution is made in February 2020. If that early termination event occurs, the Trustee will be required to sell all of the Trust’s remaining assets and liquidate the Trust.

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the investment in royalty interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. As discussed in "Potential Early Termination of the Trust" in Note 1 above, it was determined at September 30, 2019 that it is more likely than not that the Trust's remaining assets will be sold and the Trust will be liquidated significantly before the end of its previously estimated useful life. As a result, during the three- and nine-month periods ended September 30, 2019, the Trust recorded impairments in the carrying value of the Investment in Royalty Interests of $6.2 million and $16.7 million, respectively. The impairments resulted in a non-cash charges to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the investment in royalty interests during the three- and nine-month periods ended September 30, 2018. Material write-downs in subsequent periods may occur if commodity prices decline or a change in circumstances causes a decline in expected future undiscounted cash flows relative to the carrying value of the investment in royalty interests. See “Risks and Uncertainties” in Note 5 below for further discussion.

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

SANDRIDGE MISSISSIPPIAN TRUST II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2019. A summary of the Trust’s distributions to unitholders during the three- and nine-month periods ended September 30, 2019 and the year ended December 31, 2018 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
Calendar Quarter 2019
First Quarter	September 1, 2018 — November 30, 2018	January 24, 2019	February 22, 2019	$2,088,450	$0.042
Second Quarter	December 1, 2018 — February 28, 2019	April 25, 2019	May 24, 2019	$1,740,375	$0.035
Third Quarter	March 1, 2019 — May 31, 2019	July 25, 2019	August 23, 2019	$1,392,300	$0.028

Calendar Quarter 2018
First Quarter	September 1, 2017 — November 30, 2017	January 25, 2018	February 23, 2018	$2,884,050	$0.058
Second Quarter	December 1, 2017 — February 28, 2018	April 26, 2018	May 25, 2018	$2,734,875	$0.055
Third Quarter	March 1, 2018 — May 31, 2018	July 26, 2018	August 24, 2018	$2,237,625	$0.045
Fourth Quarter	June 1, 2018 — August 31, 2018	October 25, 2018	November 23, 2018	$2,436,525	$0.049

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays the Trustee an annual administrative fee, which prior to 2017 was $150,000. The annual fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the three-month periods ended September 30, 2019 and 2018 totaled approximately $39,000 and $38,000, respectively. The Trustee’s administrative fees paid for the nine-month periods ended September 30, 2019 and 2018 totaled approximately $116,000 and $114,000, respectively.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the administrative services agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During each of the three-month periods ended September 30, 2019 and 2018, the Trust paid administrative fees to SandRidge equal to $75,000. During each of the nine-month periods ended September 30, 2019 and 2018, the Trust paid administrative fees to SandRidge equal to $225,000.

SANDRIDGE MISSISSIPPIAN TRUST II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at September 30, 2019 or December 31, 2018.

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

6. Subsequent Events

Distribution to Unitholders. On October 24, 2019, the Trust declared a cash distribution of $0.013 per unit covering production for the three-month period from June 1, 2019 to August 31, 2019. The distribution will be paid on or about November 22, 2019 to record holders as of November 8, 2019. Distributable income for June 1, 2019 to August 31, 2019 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$1,745
Total revenues	1,745
Expenses
Post-production expenses	423
Production taxes	97
Cash reserves withheld by Trustee (1)	408
Total expenses	928
Distributable income	817
Additional cash reserve (2)	195
Distributable income available to unitholders	$622
Distributable income per unit (49,725,000 units issued and outstanding)	$0.013
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

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile, as demonstrated by significant price swings experienced during 2018 and 2019. As a result, there can be no assurance that prices for oil, natural gas and NGL, and therefore the Trust’s quarterly cash distributions, will be maintained for any significant period of time.

Impairment of Investment in Royalty Interests. During the three- and nine-month periods ended September 30, 2019, the Trust recorded impairments in the carrying value of the Investment in Royalty Interests of $6.2 million and $16.7 million, respectively. The impairments resulted in non-cash charges to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the Investment in Royalty Interests during three- and nine-month periods ended September 30, 2018. Material write-downs in subsequent periods may occur if commodity prices decline or a change in circumstances causes a decline in expected future undiscounted cash flows relative to the carrying value of the investment in royalty interests. See “Impairment of Investment in Royalty Interests” in Note 2 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for further discussion of the impairments.

Properties. As of September 30, 2019, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in northern Oklahoma and southern Kansas.

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

NYSE Listing Status. As previously disclosed, on May 10, 2019, the Trust received written notification from The New York Stock Exchange (“NYSE”) that the Trust no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust units fell below $1.00 over a 30 consecutive trading-day period that ended May 8, 2019. If the Trust is unable to regain compliance with the applicable standards within a six-month cure period that concludes on November 10, 2019, the NYSE will commence suspension and delisting procedures. As the average 30-day closing price of the Trust units has remained below $1.00 since receipt of the notification, the Trustee expects that the NYSE will suspend trading in the Trust units and commence delisting procedures on or about November 11, 2019 and that shortly thereafter trading of the Trust units likely would be transferred to the over-the-counter market.

Potential Early Termination of the Trust. The Trust Agreement provides that the Trust will terminate if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million. If this early termination event occurs, the Trust Agreement will require the Trustee to sell the Royalty Interests, either by private sale or public auction, subject to SandRidge’s right of first refusal to purchase the Royalty Interests. After the sale of all of the Royalty Interests, payment of all Trust liabilities and establishment of reasonable provisions for the payment of additional anticipated or contingent Trust expenses or liabilities, the Trustee will distribute the net proceeds of the sale to the Trust unitholders.

Based on SandRidge's estimates for the next twelve months regarding projected production from the Underlying Properties and estimated pricing based on futures prices as of September 30, 2019 readily available in the public market adjusted for differentials, cash available for distribution for the four consecutive quarters ending December 31, 2019, on a cumulative basis, may fall below $5.0 million, which would require the Trust to commence termination shortly after the quarterly cash distribution is made in February 2020. If that occurs, the Trustee would be required to sell all of the Trust’s remaining assets and liquidate the Trust.

As previously disclosed, commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee has been withholding the greater of $50,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of $625,000. With the potential early termination of the Trust, the withholding for each of the distributions for the three-month periods ending September 30, 2019 and December 31, 2019 will be $195,000. The withholding of funds to increase existing cash reserves reduces the amount of cash available for distribution to unitholders, and therefore the increased cash withheld from the distributions for the third and fourth quarters of 2019 may contribute to the Trust commencing termination as early as February 2020 instead of May 2020 as previously estimated and disclosed in the Trust's Quarterly Report Form 10-Q for the period ended June 30, 2019.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three- and nine-month periods ended September 30, 2019 and 2018 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019(1)	2018(2)	2019(3)	2018(4)
Production Data
Oil (MBbls)	10	16	33	60
NGL (MBbls)	52	46	144	139
Natural gas (MMcf)	486	572	1,457	1,783
Combined equivalent volumes (MBoe)	143	157	420	496
Average daily combined equivalent volumes (MBoe/d)	1.6	1.7	1.5	1.8
Well Data
Initial and Trust Development Wells producing - average	119	143	123	151
Revenues (in thousands)
Royalty income	$2,406	$3,330	$8,391	$11,188
Total revenue	2,406	3,330	8,391	11,188
Expenses (in thousands)
Post-production expenses	418	462	1,235	1,396
Production taxes	142	203	511	680
Trust administrative expenses	304	231	1,242	910
Cash reserves withheld for current Trust expenses, net of amounts used	154	178	159	306
Total expenses	1,018	1,074	3,147	3,292
Distributable income available to unitholders	$1,388	$2,256	$5,244	$7,896
Average Prices
Oil (per Bbl)	$58.75	$64.90	$57.84	$57.80
NGL (per Bbl)	$17.10	$27.69	$20.98	$27.67
Combined oil and NGL (per Bbl)	$23.73	$37.01	$27.76	$36.77
Natural gas (per Mcf)	$1.91	$1.80	$2.37	$2.16
Combined equivalent (per Boe)	$16.76	$21.13	$19.91	$22.50
Average Prices – including impact of post-production expenses
Natural gas (per Mcf)	$1.05	$1.00	$1.52	$1.37
Combined equivalent (per Boe)	$13.83	$18.18	$16.97	$19.69
Expenses (per Boe)
Post-production	$2.93	$2.94	$2.94	$2.81
Production taxes	$1.00	$1.29	$1.22	$1.37
____________________
1.Production volumes and related revenues and expenses for the three-month period ended September 30, 2019 (included in SandRidge’s August 2019 net revenue distribution to the Trust) represent production from March 1, 2019 to May 31, 2019.
2.Production volumes and related revenues and expenses for the three-month period ended September 30, 2018 (included in SandRidge’s August 2018 net revenue distribution to the Trust) represent production from March 1, 2018 to May 31, 2018.
3.Production volumes and related revenues and expenses for the nine-month period ended September 30, 2019 (included in SandRidge’s February 2019, May 2019 and August 2019 net revenue distributions to the Trust) represent production from September 1, 2018 to May 31, 2019.
4.Production volumes and related revenues and expenses for the nine-month period ended September 30, 2018 (included in SandRidge’s February 2018, May 2018 and August 2018 net revenue distributions to the Trust) represent production from September 1, 2017 to May 31, 2018.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the three-month period ended September 30, 2019 totaled $2.4 million compared to $3.3 million received during the three-month period ended September 30, 2018. The approximate $0.9 million decrease in royalty income consisted of approximately $0.5 million attributable to a decrease in prices received and approximately $0.4 million attributable to a decrease in total volumes produced. The average number of producing wells in the three-month period ended September 30, 2019 decreased by 24 from 143 in the three-month period ended September 30, 2018, because wells that could not economically produce due to continued declining production were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2019 totaled approximately $0.1 million, or $1.00 per Boe, and were approximately 5.9% of royalty income. Production taxes for the three-month period ended September 30, 2018 totaled approximately $0.2 million, or $1.29 per Boe, and were approximately 6.1% of royalty income.

Distributable Income

Distributable income for the three-month period ended September 30, 2019 was $1.4 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $154,000, reflecting approximately $458,000 withheld from the August 2019 cash distribution to unitholders partially offset by approximately $304,000 used to pay Trust expenses during the period. Distributable income for the three-month period ended September 30, 2018 was $2.3 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $178,000, reflecting approximately $410,000 withheld from the August 2018 cash distribution to unitholders partially offset by approximately $231,000 used to pay Trust expenses during the period.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the nine-month period ended September 30, 2019 totaled $8.4 million compared to $11.2 million received during the nine-month period ended September 30, 2018. The approximate $2.8 million decrease in royalty income consisted of approximately $2.2 million attributable to a decrease in total volumes produced, and by approximately $0.6 million attributable to a decrease in prices received. The average number of producing wells in the nine-month period ended September 30, 2019 decreased by 28 from 151 in the nine-month period ended September 30, 2018, because wells that could not economically produce due to continued declining production were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the nine-month period ended September 30, 2019 totaled approximately $0.5 million, or $1.22 per Boe, and were approximately 6.1% of royalty income. Production taxes for the nine-month period ended September 30, 2018 totaled approximately $0.7 million, or $1.37 per Boe, and were approximately 6.1% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the nine-month period ended September 30, 2019 totaled approximately $1.2 million compared to approximately $0.9 million for the nine-month period ended September 30, 2018. The increase during the 2019 period partially relates to the timing of administrative expense payments.

Distributable Income

Distributable income for the nine-month period ended September 30, 2019 was $5.2 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.2 million, reflecting approximately $1.4 million withheld in aggregate from the February 2019, May 2019 and August 2019 cash distribution to unitholders partially offset by approximately $1.2 million used to pay Trust expenses during the period. Distributable income for the nine-month period ended September 30, 2018 was $7.9 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.3 million, reflecting approximately $1.2 million withheld in aggregate from the February 2018, May 2018 and August 2018 cash distributions to unitholders partially offset by approximately $0.9 million used to pay Trust expenses during the period.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. No such loan was outstanding at September 30, 2019 or December 31, 2018.

Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee has been withholding, the greater of $50,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of $625,000. In February 2019, May 2019 and August 2019, the Trustee withheld an aggregate of approximately $189,000 from the funds otherwise available for distribution. With the potential early termination of the Trust as discussed in "Overview—Potential Early Termination of the Trust," the withholding for the distribution to Trust unitholders expected to occur on or before November 22, 2019 is $195,000.

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

2019 Trust Distributions to Unitholders. During the nine-month period ended September 30, 2019, the Trust’s distributions to unitholders were as follows:

				Total
	Covered			Distribution
	Production Period	Date Declared	Date Paid	Paid
Calendar Quarter 2019
First Quarter	September 1, 2018 — November 30, 2018	January 24, 2019	February 22, 2019	$2,088,450
Second Quarter	December 1, 2018 — February 28, 2019	April 25, 2019	May 24, 2019	$1,740,375
Third Quarter	March 1, 2019 — May 31, 2019	July 25, 2019	August 23, 2019	$1,392,300

Future Trust Distributions to Unitholders. During the three-month production period from June 1, 2019 to August 31, 2019, average oil, natural gas and NGL prices decreased significantly as compared to the three-month period ended May 31, 2019. Combined sales volumes were lower than the previous period. On October 24, 2019, the Trust declared a cash distribution of $0.013 per unit covering production for the period. The distribution will be paid on or about November 22, 2019 to record unitholders as of November 8, 2019 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$1,745
Total revenues	1,745
Expenses
Post-production expenses	423
Production taxes	97
Cash reserves withheld by Trustee (1)	408
Total expenses	928
Distributable income	817
Additional cash reserve (2)	195
Distributable income available to unitholders	$622
Distributable income per unit (49,725,000 units issued and outstanding)	$0.013
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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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
Date: November 7, 2019

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