Form 10-K
period 2019-12-31
SandRidge Mississippian Trust II
filed 2020-03-12
CIK 1538267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
None
Securities registered pursuant to Section 12(g) of the Act:
Common Units of Beneficial Interest
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of Common Units of Beneficial Interest of the Trust held by non-affiliates on June 28, 2019 (the last business day of its most recently completed second quarter) was approximately $19.6 million based on the closing price as quoted on the New York Stock Exchange. As of March 5, 2020, there were 49,725,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust II outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

SANDRIDGE MISSISSIPPIAN TRUST II
2019 ANNUAL REPORT ON FORM 10-K

All references to “we,” “us,” “our,” or the “Trust” refer to SandRidge Mississippian Trust II. References to “SandRidge” refer to SandRidge Energy, Inc., and where the context requires, its subsidiaries. The royalty interests conveyed by SandRidge from its interests in certain properties in the Mississippian formation in northern Oklahoma and southern Kansas and held by the Trust are referred to as the “Royalty Interests.” This report includes terms commonly used in the oil and natural gas industry, which are defined in the Glossary of Oil and Natural Gas Terms beginning on page ii.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Risk Factors” in Item 1A and elsewhere herein regarding the proved oil, natural gas and NGL reserves associated with the properties underlying the Royalty Interests, the Trust’s or SandRidge’s future financial position, business strategy, project costs and plans and objectives for future operations, information regarding costs, information regarding production and reserve growth, and statements regarding the Trust’s liquidation and winding-up process, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of this report, which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

i

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following is a description of the meanings of some of the oil and natural gas industry terms used in this report.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil or other liquid hydrocarbons.

Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Trust’s reserves at year-end 2019 of $55.69/ Bbl for oil and $2.58/ Mcf for natural gas, the ratio of economic value of oil to natural gas was approximately 22 to 1, even though the ratio for determining energy equivalency is 6 to 1.

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

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and natural gas liquids (“NGL”) production attributable to SandRidge’s net revenue interest in 54 wells producing at December 31, 2011 and 13 additional wells awaiting completion at that time (together, the “Initial Wells”), and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and NGL production attributable to SandRidge’s net revenue interest in 206 horizontal oil and natural gas development wells drilled (the “Trust Development Wells”) within an area of mutual interest (“AMI”). Pursuant to a development agreement between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by December 31, 2016. SandRidge fulfilled this obligation in March 2015, and, as a result, the subordinated units converted to Trust units in April 2016. At December 31, 2019, SandRidge owned 18,675,000 Trust units, or approximately 37.6% of all Trust units.

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

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust Wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. If the reduced demand for crude oil in the global market as a result of the economic effects of the outbreak of coronavirus, and the recent reduction in the benchmark price of crude oil, persist for the near future or longer, such factors could have a negative impact on the financial condition and economic performance of SandRidge, which could affect SandRidge’s ability to operate the Trust wells and provide services to the Trust.

Dissolution of the Trust. The trust agreement requires the Trust to dissolve and begin to liquidate on December 31, 2031 unless any of the following occurs: (a) the Trust sells all of the royalty interests previously conveyed to the Trust; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. As cash available for distribution for the four consecutive quarters ended December 31, 2019, on a cumulative basis, totaled approximately $4.392 million, the Trust was required to dissolve and commence winding up beginning as of the close of business on February 14, 2020 (the “dissolution trigger date”). Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. The sale process will involve costs that will reduce the amounts of any distributions to unitholders during the winding up period. As required by the trust agreement, within 30 days after the dissolution trigger date the Trustee plans to engage a third-party advisor to assist with the marketing and sale of the Trust’s assets. As provided in the trust agreement, SandRidge has a right of first refusal with respect to any sale of assets to a third party. The Trustee expects to complete the sale of the Trust’s assets and distribute the net proceeds of the sale to the Trust unitholders by the end of 2020, and the Trust units are expected to be canceled shortly thereafter. Pending the sale or sales of the Royalty Interests, and subject to the terms of such sales, the Trust anticipates that it will continue to receive income from the Royalty Interests and will continue to make quarterly distributions to unitholders to the extent there is available cash after payment of Trust expenses and additions to cash reserves. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

Delisting of Trust Units. On May 10, 2019, the Trust received written notification from The New York Stock Exchange (“NYSE”) that the Trust no longer satisfied the continued listing compliance standards set forth under Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust units fell below $1.00 over a 30 consecutive trading-day period that ended May 8, 2019. As the Trust was unable to regain compliance with the applicable standards within a six-month cure period that concluded on November 10, 2019, the NYSE announced the suspension of trading of the Trust units due to non-compliance with Section 802.01C of the NYSE Listed Company Manual, effective as of the close of trading on November 11, 2019, and announced that it was initiating proceedings to delist the Trust units. As a result, the Trust units transitioned to the OTC Pink Market, operated by OTC Markets Group, effective with the opening of trading on November 12, 2019 under the trading symbol “SDRMU.” On November 26, 2019, the NYSE filed a Form 25 to delist the Trust units, which became effective on December 6, 2019. The Trust can provide no assurance that any trading market for the Trust units will exist on the OTC Pink Market or that current trading levels will be sustained or not diminish.

Income Tax Considerations. The Trust is treated as a partnership for federal and applicable state income tax purposes, and Trust unitholders are treated as partners in that partnership for such purposes. For United States (“U.S.”) federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership typically is treated in the same manner as it is for U.S. federal income tax purposes. Each partner is required to take into account his or her share of items of income, gain, loss, deduction and credit of the partnership in computing his or her federal income tax liability, regardless of whether cash distributions are made to him or her by the partnership. Distributions by a partnership to a partner generally are not taxable to the partner (but instead reduce tax basis but not below zero) unless the amount of cash distributed to such partner is in excess of the partner’s adjusted tax basis in his or her partnership interest.

Agreements with SandRidge

In conjunction with the conveyance of the Royalty Interests to the Trust, the Trust entered into the following agreements with SandRidge and/or one of its wholly owned subsidiaries:

Administrative Services Agreement. The Trust is party to an administrative services agreement, as amended, with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of (i) the date the Trust is finally wound up and liquidated in accordance with the Trust Agreement, (ii) the date that all of the conveyances have been terminated, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee.

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

Trust Agreement

The trust agreement provides that the Trust’s business activities are generally limited to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. As a result, the Trust is not permitted to acquire other oil and natural gas properties or royalty interests and is not able to issue any additional Trust units.

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

The business and affairs of the Trust are managed by the Trustee. The Trustee has no ability to manage or influence the operations of the Underlying Properties. SandRidge operates 81% of the Initial Wells and approximately 94% of the Trust Development Wells, but has no ability to manage or influence the management of the Trust, except through its limited voting rights as a holder of Trust units.

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

The Delaware Trustee and the Trustee may resign at any time or be removed with or without cause at any time by the vote of the holders of a majority of the Trust units (excluding Trust units owned by SandRidge and its affiliates), voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that SandRidge and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be the vote of the holders of a majority of the Trust units (including units owned by SandRidge and its affiliates), voting in person or by proxy at a meeting of such holders at which a quorum is present. Abstentions and broker non-votes will not be deemed to be a vote cast. Any successor must be a bank or trust company meeting certain requirements including having combined capital, surplus and undivided profits of at least $20 million, in the case of the Delaware Trustee, and $100 million, in the case of the Trustee.

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

If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee has not loaned and does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to Trust unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. SandRidge has agreed that, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms’ length transaction between SandRidge and an unaffiliated third party. If SandRidge provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of other Trust unitholders.

Properties

As of December 31, 2019, 2018 and 2017, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells and (b) 173 additional wells (equivalent to approximately 206 Trust Development Wells under the development agreement) that were drilled and perforated for completion between December 31, 2011 and March 31, 2015. SandRidge was credited for having drilled one full Trust Development Well if a well was drilled and perforated for completion with a perforated length between 3,500 feet and 4,500 feet within the Mississippian formation and SandRidge’s net revenue interest in the well was equal to 47.4%. For wells with a perforated length of less than 3,500 feet or greater than 4,500 feet and for wells in which SandRidge had a net revenue interest greater or less than 47.4%, SandRidge received proportionate credit for such well. A substantial majority of the Royalty Interests are in properties producing from the Mississippian formation in Oklahoma and Kansas.

Proved Reserves. The following estimates of net proved oil, natural gas and NGL reserves are based on reserve reports prepared by Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum engineers. The PV-10 and Standardized Measure shown in the table below are not intended to represent the current value of estimated oil, natural gas and NGL reserves attributable to the Royalty Interests as of the dates shown. The reserve reports as of December 31, 2019, 2018 and 2017 were based on the average price during the 12-month periods ended December 31, 2019, 2018 and 2017, using first-day-of-the-month prices for each month. Refer to “Risk Factors” in Item 1A of this report and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report in evaluating the reserve information presented below.

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

SandRidge’s Reservoir Engineering Department continually monitors asset performance, making reserves estimate adjustments, as necessary, to ensure the most current reservoir information is reflected in reserves estimates. Reserve information includes production histories as well as other geologic, economic, ownership and engineering data. The corporate Reservoir Engineering Department currently has a total of three full-time employees, consisting of two degreed engineers and one engineering and business analyst with a four-year degree in mathematics.

SandRidge encourages ongoing professional education for engineers and analysts on new technologies and industry advancements as well as refresher training on basic skill sets.

In order to ensure the reliability of reserves estimates, SandRidge’s internal controls observed within the reserve estimation process include the following standards:

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

The independent petroleum engineers estimated all of the proved reserve information in these reports, in accordance with the definitions and guidelines of the SEC and, with the exception of the exclusion of future income taxes to which the Trust is not subject, in conformity with the Accounting Standards Codification Topic 932, Extractive Activities - Oil and Gas. Neither Cawley Gillespie nor any member of the SandRidge Reservoir Engineering Department owns an interest in the Underlying Properties nor are they employed on a contingent basis. The qualifications of Cawley Gillespie’s technical personnel primarily responsible for overseeing the preparation of the Trust’s reserves estimates included in this report include the following:

•more than 25 years of practical experience in the estimation and evaluation of petroleum reserves;

•a registered professional engineer in the state of Texas; and

•a Bachelor of Science Degree in Petroleum Engineering.

These qualifications meet or exceed the Society of Petroleum Engineers’ standard requirements to be a professionally qualified Reserve Estimator and Auditor.

Reporting of Natural Gas Liquids. Natural gas liquids, or NGL, are produced as a result of the processing of a portion of the Trust’s natural gas production stream. At December 31, 2019, NGL constituted approximately 31% of the Trust’s total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where contracts are in place for the extraction and separate sale of NGL. NGL are products sold by the gallon. In reporting proved reserves and production of NGL, production and reserves have been included in barrels. The extraction of NGL in the processing of natural gas reduces the volume of natural gas available for sale. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGL.

A summary of the Trust’s proved oil, natural gas and NGL reserves, all of which are located in the continental United States, is presented below:

	December 31,
Estimated Proved Reserves(1)	2019	2018	2017
Developed
Oil (MBbls)	124.8	247.7	485.3
NGL (MBbls)	711.8	1,108.2	1,780.8
Natural gas (MMcf)	8,791.4	14,156.1	23,473.0
Total proved developed (MBoe)(2)	2,301.8	3,715.3	6,178.3

Undeveloped
Oil (MBbls)	—	—	—
NGL (MBbls)	—	—	—
Natural gas (MMcf)	—	—	—
Total proved undeveloped (MBoe)	—	—	—

Total Proved
Oil (MBbls)	124.8	247.7	485.3
NGL (MBbls)	711.8	1,108.2	1,780.8
Natural gas (MMcf)	8,791.4	14,156.1	23,473.0
Total proved (MBoe)	2,301.8	3,715.3	6,178.3

PV-10 (in millions)(3)	$15.8	$38.2	$49.2
Standardized Measure of Discounted Net Cash Flows (in millions)(3)	$15.8	$38.2	$49.2
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

	Weighted average wellhead prices			Index prices
	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)	Oil (per Bbl)	Natural gas (per Mcf)
December 31, 2019	$53.97	$12.25	$1.26	$55.69	$2.58
December 31, 2018	$64.30	$25.08	$1.83	$65.56	$3.10
December 31, 2017	$49.30	$20.21	$1.91	$51.34	$2.98
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

Proved reserves decreased from 3,715 MBoe at December 31, 2018 to 2,302 MBoe at December 31, 2019. This reserve reduction resulted primarily from 2019 production totaling 519 MBoe and (A) downward revisions to previous estimates comprising (i) 853 MBoe associated with increased commodity price differentials, (ii) 514 MBoe associated with the decrease in year-end SEC commodity pricing, and (iii) 224 MBoe as a result of wells being shut-in during 2019 and changes in well performance, and (B) a positive reserve revision of 696 MBoe associated with changes to the operator’s lease operating costs and other reserve parameters partially offsetting these downward revisions.

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

Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. In determining the amount of proved reserves, the price used must be the average price during the 12-month period prior to the ending date of the period covered by the reserve report, determined as an unweighted arithmetic average of the first-

day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Proved Undeveloped Reserves

Under the terms of the development agreement, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by December 31, 2016. SandRidge fulfilled its drilling obligation to the Trust in the first quarter of 2015. Accordingly, the Trust did not have any proved undeveloped reserves at December 31, 2019, 2018 and 2017, no Trust Development Wells were drilled during the years ended December 31, 2019, 2018 and 2017, and none will be drilled in the future.

Production and Price History

The following tables set forth information regarding the net oil, natural gas and NGL production attributable to the Royalty Interests and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2019 (1)	2018 (2)	2017 (3)
Production Data
Oil (MBbls)	42	74	98
NGL (MBbls)	187	185	231
Natural gas (MMcf)	1,926	2,331	2,789
Combined equivalent volumes (MBoe)(4)	549	648	794
Average daily combined equivalent volumes (MBoe/d)	1.5	1.8	2.2

Average Prices
Oil (per Bbl)	$57.07	$59.71	$46.29
NGL (per Bbl)	$19.29	$28.27	$17.64
Combined oil and NGL (per Bbl)	$26.18	$37.27	$26.16
Natural gas (per Mcf)	$2.14	$2.12	$2.52
Combined equivalent (per Boe)	$18.39	$22.55	$19.69
Average prices - including impact of post-production expenses
Natural gas (per Mcf)	$1.28	$1.35	$1.89
Combined equivalent (per Boe)	$15.37	$19.77	$17.47

Expenses (per Boe)
Post-production	$3.02	$2.78	$2.22
Production taxes	$1.11	$1.38	$0.94
Total expenses	$4.13	$4.16	$3.16
____________________
(1) Production volumes and related revenues and expenses for the year ended December 31, 2019 (included in SandRidge’s 2019 net revenue distributions to the Trust) represent production from September 1, 2018 to August 31, 2019.
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

Productive Wells

The following table sets forth as of December 31, 2019 the number of productive wells subject to the Royalty Interests. Productive wells consist of producing wells and wells capable of producing, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Gross wells are the total number of producing wells subject to the Royalty Interests and net wells are the sum of the Trust’s fractional royalty interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Productive Wells	101	39.4	—	—	101	39.4

Developed and Undeveloped Acreage

As of March 2015, SandRidge had drilled and perforated for completion 206 equivalent Trust Development Wells, thus fulfilling its drilling obligation. Accordingly, the AMI terminated effective March 2015, and no additional wells have been or will be drilled for the Trust.

Drilling Activity

There were no wells drilled or completed during 2019 or 2018, and there were no wells subject to the Royalty Interests drilling or awaiting completion at December 31, 2019 or 2018.

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

SandRidge sells oil, natural gas and NGL from the Underlying Properties to a variety of customers, including oil and natural gas companies and trading and energy marketing companies. During each of 2019 and 2018, two customers individually accounted for more than 10% of total revenue attributable to the Royalty Interests. The number of readily available purchasers for the production from the Underlying Properties makes it unlikely that the loss of a single customer in the areas in which SandRidge sells oil, natural gas and NGL production from the Underlying Properties would materially affect the Trust’s revenue. The Trust is not committed under any existing contracts or agreements to provide fixed and determinable quantities of oil, NGL or natural gas in the future. See the table below for additional information on SandRidge’s major customers for the production from the Underlying Properties.

	Sales	% of Revenue
	(in thousands)
2019
Targa Pipeline Mid-Continent West OK LLC	$7,252	71.5%
Plains All American, Inc.	$1,919	18.9%
2018
Targa Pipeline Mid-Continent West OK LLC	$9,369	64.0%
Plains All American, Inc.	$3,753	25.6%

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

SandRidge believes that its title to the Underlying Properties and the Trust’s title to the Royalty Interests are good and defensible in accordance with standards generally accepted in the oil and natural gas industry, subject to such exceptions as are not so material as to detract substantially from the use or value of such properties or Royalty Interests.

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

Insurance

The operators of the Underlying Properties maintain insurance, in accordance with industry practice, against some, but not all, of the operating risks to which the operators are exposed. Generally, insurance policies include coverage for general liability (including sudden and accidental pollution), physical damage to certain oil and natural gas properties, auto liability, worker’s compensation and employer’s liability, among other things.

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

SandRidge annually re-evaluates the purchase of insurance, coverage limits and deductibles. Future insurance coverage for the oil and natural gas industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are economically acceptable. SandRidge may not be able to maintain insurance in the future at rates considered reasonable. Self-insurance or only catastrophic coverage may be elected for certain risks in the future. The Trust does not maintain any insurance policies or coverage against any of the risks of conducting oil and gas exploration and production or related activities.

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

Hazardous Substances and Wastes. The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws may impose strict, joint and several liability, without regard to fault or legality of conduct on certain persons who are responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release of a hazardous substance occurred as well as entities that disposed or arranged for the disposal of the hazardous substance released at the site. Under CERCLA, these “responsible parties” may be liable for the costs of cleaning up sites where hazardous substances have been released into the environment, for damages to natural resources resulting from the release and for the costs of certain environmental and health studies. Additionally, landowners and other third parties may file claims for personal injury and natural resource and property damage allegedly caused by the release of hazardous substances into the environment. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment from a hazardous substance release and to pursue steps to recover costs incurred for those actions from responsible parties. Although petroleum, natural gas and natural gas liquids are excluded from the definition of “hazardous substance” under CERCLA, despite the so-called “petroleum exclusion,” certain products used by SandRidge in the course of operations at the Underlying Properties may be regulated as CERCLA hazardous substances. To date, none of the Underlying Properties have been subject to CERCLA response actions.

The federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes and implementing regulations impose strict “cradle-to-grave” requirements on the generation, transportation, treatment, storage and disposal and cleanup of hazardous and non-hazardous wastes. SandRidge and other operators of the Underlying Properties generate wastes that are subject to the requirements of RCRA and comparable state statutes. Drilling fluids, produced waters and other wastes associated with the exploration, production and/or development of oil and natural gas, including naturally-occurring radioactive material, if properly handled, are currently excluded from regulation as hazardous wastes under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste requirements. Nevertheless, it is possible that these wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. The EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019 that revisions to existing RCRA Subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination.

Air Emissions. The federal Clean Air Act (“CAA”) and comparable state laws and regulations restrict the emission of air pollutants through emissions standards, construction and operating permitting programs, and the imposition of other compliance requirements. These laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, strict compliance with air permit requirements or the utilization of specific equipment or technologies to control emissions. The need to acquire such permits has the potential to delay or limit the development of oil and natural gas projects or require SandRidge to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, the EPA in 2012 adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a final rule adopting additional NSPS requirements for new, modified, or reconstructed oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require SandRidge to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

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

Water Discharges. The federal Clean Water Act (“CWA”) and analogous state laws and implementing regulations impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and waters of the states, respectively. Pursuant to these laws and regulations, the discharge of pollutants to regulated waters is prohibited unless it is permitted by the EPA, the U.S. Army Corps of Engineers (“ACE”), or an analogous state or tribal agency. The discharge of wastewater from most onshore oil and gas exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pre-treatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works (“POTW”). Unconventional extraction facilities are in certain circumstances allowed by federal regulations to send wastewater to an off-site private centralized wastewater treatment facility that can either discharge treated water or send it to a POTW. The EPA is conducting a study of the treatment and discharge of oil and gas wastewater. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs. SandRidge does not presently discharge pollutants associated with the exploration, development and production of oil, natural gas and NGL on the Underlying Properties into federal or state waters.

How the EPA and the ACE define “waters of the United States (“WOTUS”) can impact SandRidge’s regulatory and permitting obligations under the CWA. The EPA and the ACE promulgated rules defining the scope of WOTUS that became effective in September 2015. On October 22, 2019, the EPA and the ACE published a final rule that repealed the 2015 definition of WOTUS and recodified longstanding regulatory definitions of WOTUS that existed prior to the 2015 rule to promote regulatory consistency across the United States. On February 14, 2019, the EPA and the ACE had published a proposed revised definition of WOTUS intended to clarify and narrow the definition from that in the 2015 rule. The comment period on the proposed changes to the definition of WOTUS closed on April 15, 2019, and a final rule is expected to be published in early 2020. It is anticipated that petitions for review of any 2020 WOTUS rule will be filed and that litigation over the definition of WOTUS will continue. To the extent that SandRidge must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, SandRidge could face increased costs and delays associated with obtaining such permits under any broader definition of WOTUS that expands the scope of CWA jurisdiction.

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

Subsurface Injections. Underground injection operations performed by SandRidge are subject to the Safe Drinking Water Act (“SDWA”), as well as analogous state laws and regulations. Under the SDWA, the EPA established the Underground Injection Control (“UIC”) program, which established the minimum program requirements for state and local programs regulating underground injection activities. The UIC program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. State regulations require a permit from the applicable regulatory agencies to operate underground injection wells. Although SandRidge monitors the injection process of its wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of SandRidge’s UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third-parties claiming damages for alternative water supplies, property damages and personal injuries. Some states have considered laws mandating flowback and produced water recycling. Other states have undertaken studies, in some cases (such as New Mexico) in conjunction with the EPA, to assess the feasibility of recycling produced water on a large scale. If laws mandating reuse and/or treatment in lieu of injection are adopted in areas where SandRidge conducts operations, SandRidge’s operating costs may increase significantly.

Furthermore, in response to recent seismic events near underground disposal wells used for the disposal by injection of produced water resulting from oil and natural gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells. For example, in Oklahoma, the Oklahoma Corporation Commission (“OCC”) has implemented a variety of measures including adopting the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications for proximity to faults, seismicity in the area and other factors in determining whether such wells should be permitted, permitted only with special restrictions, or not permitted. The OCC also evaluates existing wells to assess their continued operation, or operation with restrictions, based on location relative to such faults, seismicity and other factors, with certain of such existing wells required to make frequent, or even daily, volume and pressure reports. In addition, the OCC has issued rules requiring operators of certain saltwater disposal wells in the state to, among other things, conduct mechanical integrity testing or make certain demonstrations of such wells’ depth that, depending on the depth, could require the plugging back of such wells and/or the reduction of volumes disposed in such wells. As a result of these measures, the OCC from time to time has developed and implemented plans calling for wells within Areas of Interest where seismic incidents have occurred to restrict or suspend disposal well operations in an attempt to mitigate the occurrence of such incidents. For example, in February 2016, the OCC issued a plan to reduce disposal well volume in the Arbuckle formation by 40 percent, covering approximately 5,281 square miles and 245 disposal wells injecting wastewater into the Arbuckle formation. In the plan, the OCC identified 76 SandRidge-operated disposal wells, prescribed a four-stage volume reduction schedule and set April 30, 2016 as the final date for compliance with the tiered volume reduction plan. In March 2016, the OCC reduced the injection volume of additional

Arbuckle disposal wells, including wells SandRidge operates. Following earthquakes in August, September and November 2016, the OCC and the EPA further limited the disposal volumes that can be disposed in Arbuckle wells, although these actions did not cover SandRidge’s disposal wells. While induced seismic events generally decreased in 2017, the OCC expanded restrictions on the use of existing Arbuckle disposal wells and imposed new reporting requirements related to disposal volumes on wells injecting produced water into the Arbuckle formation. In February 2018, the OCC instituted a new protocol to further address seismicity in the Sooner Trend Anadarko Basin Canadian and Kingfisher County and South Central Oklahoma Oil Province Plays which requires various actions, such as a pause in operations for several hours, when certain seismic data is observed. These and similar future protocols that may be adopted in response to future seismicity concerns may reduce the productivity of SandRidge's operations in relevant areas.

Additionally, the Governor of Kansas has established a task force composed of various administrative agencies to study and develop an action plan for addressing seismic activity in the state. The task force issued a recommended Seismic Action Plan calling for enhanced seismic monitoring and the development of a seismic response plan, and in November 2014, the Governor of Kansas announced a plan to enhance seismic monitoring in the state. In March 2015, the Kansas Corporation Commission issued its Order Reducing Saltwater Injection Rates (the “Order”). The Order identified five areas of heightened seismic concern within Harper and Sumner Counties and mandated that, within 100 days of the Order’s issuance, operators must limit saltwater injection volumes to no more than 8,000 barrels per day for any well located in one of these five areas. SandRidge and other operators of injection wells were required to reduce the injection volume, and any injection well drilled deeper than the Arbuckle Formation was required to be plugged back to a shallower formation in a manner approved by the Kansas Corporation Commission. In August 2016, the Kansas Corporation Commission issued an order that put a 16,000 barrels per day limit on additional Arbuckle disposal wells not previously identified in the Order. While no additional regulatory actions were taken in Kansas with respect to induced seismicity concerns since 2017, permit applications for new saltwater disposal well facilities have faced increased local opposition.

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

Climate Change. In 2009, the EPA published its findings that emissions of carbon dioxide, methane and certain other “greenhouse gases” (collectively, “GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. The EPA also has adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. This rule could adversely affect SandRidge’s operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In June 2016, the EPA published the Methane Rule, as described above. Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require SandRidge to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on federal and tribal lands that are substantially similar to the EPA’s Methane Rule. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. In September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule; however, the 2018 rule is currently being challenged in federal court. Although the future implementation of the EPA and BLM rules aimed at controlling GHG emissions from oil and natural gas sources remains uncertain, future federal GHG regulations for the oil and gas industry remain a possibility given the long-term trend towards increasing regulation. Moreover, several states already have adopted rules requiring operators of both new and existing sources to develop and implement an LDAR program and to install devices on certain equipment to capture 95 percent of methane emissions. Compliance with these rules could require SandRidge to purchase pollution control equipment and optical gas imaging equipment for LDAR inspections, and to hire additional personnel to assist with inspection and reporting requirements.

In addition, a number of state and regional efforts are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets, (the “Paris Agreement”). However, the Paris Agreement does not impose any binding obligations on the United States. Moreover, in June 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and in November 2019 the United States formally notified the United Nations that it is withdrawing from the Paris Agreement, triggering a one-year waiting period prior to final withdrawal. Whether the United States may reenter the Paris Agreement or a separately negotiated agreement is unclear at this time. Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the Paris Agreement. The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHGs from operations could require additional expenditures to reduce emissions of GHGs associated with operations or could adversely affect demand for the oil, natural gas and NGL production attributable to the Royalty Interests, and thus possibly have a material adverse effect on the Trust’s revenues. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events, such events could have an adverse effect on assets and operations related to the Underlying Properties.

Endangered Species. The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats without first obtaining an incidental take permit and implementing mitigation measures. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. In February 2016, the U.S. Fish and Wildlife Service (“USFWS”) published a final policy which alters how it identifies critical habitat for endangered and threatened species. On August 27, 2019, the USFWS published a final rule adopting several changes to ESA regulations, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. The designation of previously unprotected species as threatened or endangered in areas where operations on the Underlying Properties are located could cause SandRidge to incur increased costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the Underlying Properties. SandRidge is an active participant on various agency and industry committees that are developing or addressing various ESA and other federal and state agency programs to minimize potential impacts to its business and the Underlying Properties.

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

Item 1A. Risk Factors

Risks Related to the Trust Units

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

If production from the Trust Development Wells is lower than anticipated due to one or more of the foregoing factors or for any other reason, cash distributions to Trust unitholders may be reduced.

Oil, natural gas and NGL prices can fluctuate widely due to a number of factors that are beyond the control of the Trust and SandRidge. Continued volatility in oil, natural gas or NGL prices could reduce proceeds to the Trust and cash distributions to unitholders.

The value of the reserves attributable to the Royalty Interests and the amount of revenue available for quarterly cash distributions to Trust unitholders are highly dependent upon the prices realized from the sale of oil, natural gas and NGL produced from the Underlying Properties. Historically, the markets for these hydrocarbons have been very volatile. Prices for oil, natural gas and NGL can move quickly and fluctuate widely in response to a variety of factors that are beyond the control of the Trust and SandRidge. These factors include, among others:

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

•the occurrence or threat of epidemic or pandemic, such as the recent outbreak of coronavirus, or any government response to such occurrence or threat;

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

These factors and the volatility of the energy markets, which is expected to continue, make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For oil, from January 2018 through December 2019, the highest month-end settled price on the New York Mercantile Exchange (“NYMEX”) was $74.15 per Bbl and the lowest was $45.41 per Bbl. For natural gas, from January 2018 through December 2019, the highest month-end NYMEX settled price was $4.61 per MMBtu and the lowest was $2.09 per MMBtu. In addition, the market price of oil and natural gas is generally lower in the summer months than during the winter months of the year due to decreased demand for oil and natural gas for heating purposes during the summer season.

Oil, natural gas and NGL prices declined significantly in the fourth quarter of 2018, and experienced substantial fluctuations during 2019. Meanwhile, crude oil prices have declined sharply in the first quarter of 2020, from $61.17 per Bbl on January 2, 2020 to $30.24 per Bbl on March 9, 2020. A buildup in inventories, lower global demand, or other factors could cause prices for U.S. oil, natural gas and NGL to weaken further. Continued low oil, natural gas and NGL prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties causing the Trust to make substantial downward adjustments to its estimated proved reserves. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low oil, natural gas or NGL prices to shut in or curtail production from wells on the Underlying Properties. In addition, one or more operators of the Underlying Properties could determine during periods of low oil, natural gas or NGL prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon, at its cost, any well or property if it reasonably believes that the well or property can no longer produce oil, natural gas and NGL in commercially economic quantities. This could result in termination of the portion of the Royalty Interest relating to the abandoned well or property, and SandRidge would have no obligation to drill a replacement well.

Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves estimated to be attributable to the Royalty Interests. It is not possible to accurately measure underground accumulations of oil, natural gas and NGL in an exact way, and estimating reserves is inherently uncertain. As discussed below, the process of estimating oil, natural gas and NGL reserves requires interpretations of available technical data and many assumptions. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of the reserves attributable to the Royalty Interests. This could result in actual production and revenues for the Underlying Properties being materially less than estimated amounts.

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

The Trust units have been delisted from the New York Stock Exchange. It likely will be more difficult for unitholders to sell the Trust units or to obtain accurate quotations of the Trust units.

The Trust units ceased trading on the NYSE on November 11, 2019 and were delisted from the NYSE effective December 6, 2019. The Trust units transitioned to the OTC Pink Market, operated by OTC Markets Group, effective with the opening of trading on November 12, 2019 under the trading symbol “SDRMU.” The Trust can provide no assurance that any trading market for the Trust units will exist on the OTC Pink Market or that current trading levels will be sustained or not diminish. Securities traded on the over-the-counter markets are typically less liquid than stocks that trade on the NYSE. Trading on the over-the-counter market may negatively affect the trading price and liquidity of the Trust units and could result in larger spreads in the bid and ask prices for Trust units. Unitholders may find it difficult to resell their Trust units due to the delisting.

The Trust is required to dissolve and sell all of its assets pursuant to the terms of the trust agreement; however, there may little or no market for the Trust’s assets, and the liquidation value of the Trust could be low.

The trust agreement requires the Trust to dissolve and begin to liquidate on December 31, 2031 unless any of the following occurs: (a) the Trust sells all of the royalty interests previously conveyed to the Trust; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. As cash available for distribution for the four consecutive quarters ended December 31, 2019, on a cumulative basis, totaled approximately $4.392 million, the Trust was required to dissolve and commence winding up beginning as of the close of business on February 14, 2020. Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. The sale process will involve costs that will reduce the amounts of any distributions to unitholders during the winding up period.

There may be little or no market for the assets of the Trust, and the Trustee may be unable to identify a third‑party buyer. SandRidge has a right of first refusal with respect to any sale of assets to a third party, which may reduce the inclination of third parties to place a bid, and thereby reduce the value received by the Trust in a sale. If no bona fide purchase offer is received with respect to the Trust’s assets from any party other than SandRidge, SandRidge will be able to purchase the assets for a price supported by a fairness opinion from a nationally recognized valuation firm. Any such sale, whether to a third party purchaser or to SandRidge, may not be on terms acceptable to all unitholders. Meanwhile, the amount of the final distribution to unitholders of the sale proceeds could be reduced by any costs or expenses related to the sale process not previously paid by the Trust.

The Trust has and will continue to incur the expenses of complying with certain public company reporting requirements until the termination of the Trust following the liquidation and distribution of the net proceeds from the sale of the Trust’s assets.

Until the Trust completes a liquidation of its assets and finally dissolves, the Trust will continue to have an obligation to comply with the reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. The Trust expects to incur expenses associated with such reporting obligations and other expenses associated with the administration of the trust estate, which could reduce the amounts of future distributions to unitholders, to the extent there is cash available for distribution, pending the sale of the Royalty Interests.

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

Interruptions in production could have a material adverse effect on the Trust’s financial condition, results of operations and cash flows, and could reduce the amount of cash distributions to unitholders.

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

The Trust is passive in nature and has no voting rights in SandRidge, no managerial, contractual or other ability to influence SandRidge, no right to exercise control over the field operations of, or sale of oil, natural gas and NGL from the Underlying Properties.

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

The trust agreement generally limits the Trust’s business activities to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. As a result, the Trust is not permitted to acquire other oil and natural gas properties or royalty interests to replace the depleting assets and production attributable to the Trust.

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

The Royalty Interests and the Trust bear certain costs and expenses that reduce the amount of cash received by or available for distribution by the Trust to the Trust unitholders. These costs and expenses include the following:

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

In addition, the amount of funds available for distribution to unitholders is reduced by the amount of any cash reserves maintained by the Trustee in respect of anticipated future Trust administrative expenses. Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee has withheld the greater of $50,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of $625,000. With the potential for an early termination of the Trust, in November 2019 the Trust announced that the withholding for each of the distributions paid to unitholders in the fourth quarter of 2019 and the first quarter of 2020 would be increased to $195,000, to enable the Trustee to reach the targeted reserve amount. In 2019, the Trustee withheld an aggregate of approximately $384,000 from the funds otherwise available for distribution. In February 2020, the Trustee withheld approximately $195,000. In addition, during the winding up period following the dissolution of the Trust on February 14, 2020, the Trustee may make further additions to cash reserves as the Trustee in its discussion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, in accordance with the Delaware Statutory Trust Act.

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

Trust unitholders have limited ability to enforce provisions of the conveyances creating the Royalty Interests, and SandRidge’s liability to the Trust is limited.

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

As of March 5, 2020, SandRidge, through SandRidge Exploration and Production, LLC (“SandRidge E&P”), owned an aggregate of 18,675,000 Trust units. SandRidge may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust units. The Trust has granted registration rights to SandRidge, which, if exercised, would facilitate sales of Trust units by SandRidge to the public.

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

•SandRidge is permitted under the conveyances creating the Royalty Interests to enter into new processing and transportation contracts without obtaining bids from or otherwise negotiating with any independent third parties, and SandRidge will deduct from the Trust’s proceeds any charges under such contracts attributable to production from the Underlying Properties.

•SandRidge can sell its Trust units regardless of the effects such sale may have on the market price of Trust units or on the Trust itself. Additionally, SandRidge can vote its Trust units in its sole discretion.

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

As of December 31, 2019, SandRidge operates 81% of the Initial Wells and approximately 94% of the Development Wells. The conveyances provide that SandRidge is obligated to market, or cause to be marketed, the oil and natural gas production related to the Underlying Properties. If SandRidge were to default on its obligation, the cash distributions to the Trust unitholders may be materially reduced. The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. Due to the Trust’s reliance on SandRidge to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on SandRidge’s performance.

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

The ability to operate the Underlying Properties depends on all operators’ future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators. If the reduced demand for crude oil in the global market as a result of the economic effects of the outbreak of coronavirus, and the recent reduction in the benchmark price of crude oil, persist for the near future or longer, such factors could have a negative impact on the financial condition and economic performance of SandRidge or other operators of the Underlying Properties.

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

Unitholders will not be entitled to vote on any sale of the Underlying Properties if the Underlying Properties are sold subject to and burdened by the Royalty Interests, and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of SandRidge’s obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, and SandRidge would have no continuing obligation to the Trust for those properties.

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

Additionally, if any of such risks or similar accidents were to occur, SandRidge could incur substantial losses as a result of injury or loss of life, severe damage or destruction of property, natural resources and equipment, regulatory investigation and penalties and environmental damage and clean-up responsibility. If SandRidge were to experience any of these problems, its ability to conduct operations and perform its obligations to the Trust could be adversely affected. Although SandRidge maintains insurance coverage it deems appropriate for these risks with respect to the Underlying Properties, SandRidge’s operations may result in liabilities exceeding such insurance coverage or liabilities not covered by insurance. If a well is damaged, SandRidge would have no obligation to drill a replacement well or make the Trust whole for the loss. The Trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production and related activities.

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

Changes in environmental laws and regulations occur frequently, and any changes that result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management, or completion activities or waste handling, storage, transport, remediation or disposal, emission or discharge requirements could require significant expenditures by SandRidge or other operators of the Underlying Properties to attain and maintain compliance and may otherwise have a material adverse effect on the results of operations, competitive position or financial condition of SandRidge or such other operators. In addition, delays or restrictions in permitting or development of projects that reduce or temporarily or permanently halt the production of oil, natural gas and NGL at any of the Underlying Properties will reduce Trust distributions by reducing the amount of proceeds available for distribution.
Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil, natural gas and NGL produced from the Underlying Properties.

In 2009, the EPA published its findings that emissions of carbon dioxide, methane and certain other “greenhouse gases” (collectively, “GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. The EPA has also adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. This rule could adversely affect SandRidge’s operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In June 2016, the EPA published a final rule adopting New Source Performance Standards (“NSPS”) for new, modified, or reconstructed oil and gas facilities that require control of the GHG methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require SandRidge to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

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

A number of state and regional efforts also are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States is one of almost 200 nations that in December 2015 entered into the Paris Agreement, which calls for countries to set their own GHG emissions targets and maintain transparency regarding the measures each country will use to achieve its GHG emissions targets. However, the Paris Agreement does not impose any binding obligations on the United States. Moreover, in June 2017, President Trump announced that the United States would withdraw from the Paris Agreement but may enter into a future international agreement related to GHGs. The United States formally notified the United Nations that it is withdrawing from the Paris Agreement in November 2019, triggering a one-year waiting period prior to final withdrawal. Whether the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the Paris Agreement.
The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHGs from, the equipment and operations of SandRidge or other operators of the Underlying Properties could require additional expenditures to monitor, report and potentially reduce emissions of GHGs associated with their operations or could adversely affect demand for the oil, natural gas and NGL produced from the Underlying Properties. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Underlying Properties, and potentially subject the Underlying Properties and the operations of SandRidge or other operators of the Underlying Properties to greater regulation. The occurrence of any of these events that reduce or temporarily or permanently halt the production of oil, natural gas and NGL at any of the Underlying Properties will reduce Trust distributions by reducing the amount of proceeds available for distribution.

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

Tax Risks Related to the Trust Units

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
Tax legislation enacted in 2017 may have a significant impact on the taxation of the Trust and Trust unitholders.

The Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017 provides the most substantial tax reform in over thirty years. In general, the TCJA lowers tax rates, eliminates or limits numerous deductions and other tax benefits, and significantly changes international tax rules. Given the complexity of the TCJA and the significant changes to prior tax law, and the significant amount of regulations that the Treasury Department and IRS have yet to issue, propose and finalize to interpret and implement TCJA changes, the impact and effect of the legislation on the Trust and unitholders in respect of income and loss of the Trust remain uncertain.

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

Current law may change so as to cause the Trust to be treated as a corporation for U.S. federal income tax purposes or otherwise subject the Trust to entity-level taxation. Specifically, the present U.S. federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to existing federal income tax laws that could affect publicly traded partnerships. Such proposals, if adopted, could eliminate the qualifying income exception for publicly traded partnerships deriving qualifying income from activities relating to fossil fuels thus treating such partnerships as corporations. We currently rely upon this qualifying income exemption for our treatment of the Trust as a partnership for U.S. federal income tax purposes, which was not modified under the TCJA (see “—Tax legislation enacted in 2017 may have a significant impact on the taxation of the Trust and Trust unitholders.”

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

The Trust has adopted and may continue to adopt positions that may not conform to all aspects of existing Treasury Regulations. If the IRS contests the tax positions the Trust takes, the value of the Trust units may be adversely affected, the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gains, losses and deductions may be reallocated among Trust unitholders. The TCJA alters the procedures for assessing and collecting income taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to Trust unitholders.

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

The TCJA, which is applicable to the Trust for taxable years beginning after December 31, 2017, alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting income taxes due (including applicable penalties and interest) as a result of an audit. Unless the Trust is eligible to (and chooses to) elect to issue revised Schedules K-1 to Trust unitholders with respect to an audited and adjusted return, the IRS may assess and collect income taxes (including any applicable penalties and interest) directly from the Trust in the year in which the audit is completed under the new rules, which effectively would impose an entity level tax on the Trust. If the Trust is required to pay income taxes, penalties and interest as the result of audit adjustments, cash available for distribution to Trust unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, Trust unitholders during that taxable year would bear the expense of the adjustment even if they were not Trust unitholders during the audited taxable year.

Each unitholder is required to pay taxes on the unitholder’s share of the Trust’s income even if the unitholder does not receive cash distributions from the Trust equal to the unitholder’s share of the Trust’s taxable income.

Because the Trust unitholders are treated as partners to whom the Trust allocates taxable income that could be different in amount than the cash the Trust distributes, each unitholder may be required to pay any federal income taxes and, in some cases, state and local income taxes on the unitholder’s share of the Trust’s taxable income even if the unitholder does not receive cash distributions from the Trust equal to the unitholder’s share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of the Trust units could be more or less than expected.

If a Trust unitholder sells its Trust units, such unitholder will recognize a gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those Trust units. Because distributions in excess of a unitholder’s allocable share of the Trust’s net taxable income decrease the unitholder’s adjusted tax basis in its Trust units, the amount, if any, of such prior excess distributions with respect to the Trust units sold by a unitholder will, in effect, become taxable income to such unitholder if the unitholder sells such Trust units at a price greater than the unitholder’s tax basis in those Trust units, even if the price the unitholder receives is less than the unitholder’s original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion recapture.

The ownership and disposition of Trust units by tax-exempt organizations and non-U.S. persons may result in adverse tax consequences to them.

Tax-Exempt Organizations. Employee benefit plans and most other organizations exempt from U.S. federal income tax including individual retirement accounts (known as IRAs) and other retirement plans are subject to U.S. federal income tax on unrelated business taxable income. Because all of the income of the Trust is expected to be royalty income, interest income and gain from the sale of real property, none of which is expected to be unrelated business taxable income, any such organization exempt from U.S. federal income tax is not expected to be taxed on income generated by ownership of Trust units so long as neither the property held by the Trust nor the Trust units are debt-financed property within the meaning of Section 514(b) of the Internal Revenue Code (“IRC”). However, such investors should consult their own tax advisors as to the proposed treatment of income from the Trust.

Non-U.S. Persons. Pursuant to Section 1446 of the IRC, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under Section 1441 of the IRC, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at 30% of gross income unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The TCJA, discussed above, treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires the transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation. Pending the finalization of proposed regulations under Section 1446 of the IRC, the IRS has suspended this new withholding obligation with respect to publicly traded partnerships such as the Trust, which is classified as a partnership for federal and state income tax purposes.

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

A Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of those Trust units. If so, such unitholder would no longer be treated for tax purposes as a partner with respect to those Trust units during the period of the loan and may recognize gain or loss from the disposition.

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

On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of SandRidge Mississippian Trust I (“SDT”) in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 17, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. As a result of its reorganization in bankruptcy in 2016, SandRidge is a nominal defendant only.

On August 30, 2017, the Court entered an order dismissing the plaintiffs’ claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. As a result of the Court’s order, the only claims remaining in the litigation are the plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, and Rule 10b-5 promulgated thereunder (the “Exchange Act Claims”). In addition, because of the Court’s order, the only remaining defendants in the litigation are SDT, James D. Bennett, Matthew K. Grubb, Tom L. Ward, and SandRidge as a nominal defendant only.

On September 11, 2017, the Court entered a subsequent order regarding the remaining defendants’ motions to dismiss the Exchange Act Claims, finding that the plaintiffs may pursue their Exchange Act Claims against the respective remaining defendants.

On January 19, 2018, SDT filed a Motion for Partial Judgment on the Pleadings as to any claims against it brought by purchasers of common units of the Trust, arguing that such purchasers lack standing to assert claims against SDT because they did not purchase units in SDT. On January 18, 2019, the Court granted SDT's motion dismissing claims brought by purchasers of common units of the Trust.

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

PART II

Item 5. Market for Common Units of the Trust, Related Unitholder Matters and Issuer Purchases of Common Units.

The Trust units commenced trading on the New York Stock Exchange (“NYSE”) on April 18, 2012 under the symbol “SDR” and were suspended from trading on the NYSE on November 11, 2019. The Trust units transitioned to the OTC Pink Market, operated by OTC Markets Group, effective with the opening of trading on November 12, 2019 under the trading symbol “SDRMU.”

The following table shows the high and low sales/bid prices, as applicable, per Trust unit as reported on the NYSE and the OTC Pink Market, as applicable, for the periods indicated. Quotations on the OTC Pink Market reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low
Calendar Quarter 2019
First Quarter	$1.11	$0.84
Second Quarter	$1.05	$0.42
Third Quarter	$0.68	$0.48
Fourth Quarter	$0.50	$0.07

Calendar Quarter 2018
First Quarter	$1.11	$0.83
Second Quarter	$2.00	$0.93
Third Quarter	$1.97	$1.25
Fourth Quarter	$1.34	$0.76

On March 5, 2020, there were four record unitholders of the Trust units.

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

Recent Sales of Unregistered Securities

None.

Purchases of Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2019.

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

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with other sections of this report, including: “Business” in Item 1 and “Financial Statements and Supplementary Data” in Item 8. The discussion and analysis relate to the following subjects:

•Recent Developments;

•Results of Trust Operations;

•Liquidity and Capital Resources;

•Critical Accounting Policies and Estimates; and

•Off-Balance Sheet Arrangements.

Trust Termination and Overview

The following is a brief overview of certain matters discussed more thoroughly elsewhere in this report.

The trust agreement requires the Trust to dissolve and begin to liquidate on December 31, 2031 unless any of the following occurs: (a) the Trust sells all of the royalty interests previously conveyed to the Trust; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. As cash available for distribution for the four consecutive quarters ended December 31, 2019, on a cumulative basis, totaled approximately $4.392 million, the Trust was required to dissolve and commence winding up beginning as of the close of business on February 14, 2020 (the “dissolution trigger date”). Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. The sale process will involve costs that will reduce the amounts of any distributions to unitholders during the winding up period. As required by the trust agreement, within 30 days after the dissolution trigger date the Trustee plans to engage a third-party advisor to assist with the marketing and sale of the Trust’s assets. As provided in the trust agreement, SandRidge has a right of first refusal with respect to any sale of assets to a third party. The Trustee expects to complete the sale of the Trust’s assets and distribute the net proceeds of the sale to the Trust unitholders by the end of 2020, and the Trust units are expected to be canceled shortly thereafter. Pending the sale or sales of the Royalty Interests, and subject to the terms of such sales, the Trust anticipates that it will continue to receive income from the Royalty Interests and will continue to make quarterly distributions to unitholders to the extent there is available cash after payment of Trust expenses and additions to cash reserves. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile. Oil, natural gas and NGL prices declined significantly in the fourth quarter of 2018 and experienced substantial fluctuations during 2019. Meanwhile, crude oil prices have declined sharply in the first quarter of 2020, from $61.17 per Bbl on January 2, 2020 to $30.24 per Bbl on March 9, 2020. A buildup in inventories, lower global demand, or other factors could cause prices for U.S. oil, natural gas and NGL to weaken further.

Results of Trust Operations

Results of the Trust for the Years Ended December 31, 2019 and 2018

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when the Trust receives net revenue distributions from SandRidge. Information regarding the Trust’s revenues, expenses, production and pricing for the years ended December 31, 2019 and 2018 is presented below.

	Year Ended December 31,
	2019(1)	2018(2)
Production data
Oil (MBbls)	42	74
NGL (MBbls)	187	185
Natural gas (MMcf)	1,926	2,331
Combined equivalent volumes (MBoe)(3)	549	648
Average daily combined equivalent volumes (MBoe/d)	1.5	1.8
Well data
Initial and Trust Development Wells producing - average	121	147
Revenues (in thousands)
Royalty income	$10,147	$14,640
Total revenue	10,147	14,640
Expenses (in thousands)
Post-production expenses	1,659	1,800
Property taxes	61	97
Production taxes	608	896
Trust administrative expenses	1,521	1,266
Cash reserves withheld, net of amounts used for current Trust expenses	421	262
Total expenses	4,270	4,321
Distributable income available to unitholders	$5,877	$10,319
Average prices
Oil (per Bbl)	$57.07	$59.71
NGL (per Bbl)	$19.29	$28.27
Combined oil and NGL (per Bbl)	$26.18	$37.27
Natural gas (per Mcf)	$2.14	$2.12
Combined equivalent (per Boe)	$18.39	$22.55
Average prices - including impact of post-production expenses
Natural gas (per Mcf)	$1.28	$1.35
Combined equivalent (per Boe)	$15.37	$19.77
Expenses (per Boe)
Post-production	$3.02	$2.78
Production taxes	$1.11	$1.38
____________________
(1) Production volumes and related revenues and expenses for the year ended December 31, 2019 (included in SandRidge’s 2019 net revenue distributions to the Trust) represent oil, natural gas and NGL production from September 1, 2018 to August 31, 2019.
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

Comparison of Results of the Trust for the Years Ended December 31, 2019 and 2018

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the year ended December 31, 2019 totaled $10.1 million compared to $14.6 million received during the year ended December 31, 2018. The approximately $4.5 million decrease in royalty income consisted of approximately $2.8 million attributable to a decrease in total volumes produced, and by approximately $1.7 million attributable to a decrease in prices received. The average number of producing wells decreased by 26 during the year ended December 31, 2019 compared to the year ended December 31, 2018 as wells that could not economically produce due to continued depressed pricing were shut-in.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the natural gas produced. Post-production expenses for the year ended December 31, 2019 totaled approximately $1.7 million compared to approximately $1.8 million for the year ended December 31, 2018.

Production Taxes. Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the year ended December 31, 2019 totaled $0.6 million, or $1.11 per Boe, and were approximately 6.0% of royalty income. Production taxes for the year ended December 31, 2018 totaled $0.9 million, or $1.38 per Boe, and were approximately 6.1% of royalty income.

Distributable Income

Distributable income for the year ended December 31, 2019 was $5.9 million, which included a net addition of approximately $0.4 million to the cash reserve for the payment of future Trust expenses reflecting approximately $2.0 million withheld in aggregate from 2019 cash distributions to unitholders partially offset by approximately $1.6 million used to pay Trust expenses during the period. Distributable income for the year ended December 31, 2018 was $10.3 million, which included a net addition of approximately $0.3 million to the cash reserve for the payment of future Trust expenses reflecting approximately $1.6 million withheld in aggregate from 2018 cash distributions to unitholders partially offset by approximately $1.4 million used to pay Trust expenses during the period.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter, over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee has not loaned and does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to Trust unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at either December 31, 2019 or 2018.

Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee has withheld the greater of $50,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of $625,000. With the potential for an early termination of the Trust, in November 2019 the Trust announced that the withholding for each of the distributions paid to unitholders in the fourth quarter of 2019 and the first quarter of 2020 would be increased to $195,000, to enable the Trustee to reach the targeted reserve amount. In 2019, the Trustee withheld an aggregate of approximately $384,000 from the funds otherwise available for distribution. In February 2020, the Trustee withheld approximately $195,000 from the funds otherwise available for distribution. In addition, during the winding up period following the dissolution of the Trust on February 14, 2020, the Trustee may make further additions to cash reserves as the Trustee in its discussion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, in accordance with the Delaware Statutory Trust Act. These cash reserves, if needed, are expected to be sufficient to fund the Trust's expenses for the next 12 months.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. If the reduced demand for crude oil in the global market as a result of the economic effects of the outbreak of coronavirus, and the recent reduction in the benchmark price of crude oil, persist for the near future or longer, such factors could have a negative impact on the financial condition and economic performance of SandRidge, which could affect SandRidge’s ability to operate the Trust wells and provide services to the Trust.

Trust Distributions to Unitholders. During the years ended December 31, 2019 and 2018, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid

Calendar Quarter 2019
First Quarter	September 1, 2018 - November 30, 2018	January 24, 2019	February 22, 2019	$2,088,450
Second Quarter	December 1, 2018 - February 28, 2019	April 25, 2019	May 24, 2019	$1,740,375
Third Quarter	March 1, 2019 - May 31, 2019	July 25, 2019	August 23, 2019	$1,392,300
Fourth Quarter	June 1, 2019 - August 31, 2019	October 24, 2019	November 22, 2019	$646,425
Calendar Quarter 2018
First Quarter	September 1, 2017 - November 30, 2017	January 25, 2018	February 23, 2018	$2,884,050
Second Quarter	December 1, 2017 - February 28, 2018	April 26, 2018	May 25, 2018	$2,734,875
Third Quarter	March 1, 2018 - May 31, 2018	July 26, 2018	August 24, 2018	$2,237,625
Fourth Quarter	June 1, 2018 - August 31, 2018	October 25, 2018	November 23, 2018	$2,436,525

On February 28, 2020, the Trust paid a cash distribution of $0.014 per Trust unit covering production for the three-month period from September 1, 2019 to November 30, 2019. The distribution totaled $0.7 million and was made to Trust unitholders of record as of February 14, 2020.

Continued relatively low oil, natural gas and NGL prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties. As the Trust cannot acquire or cause additional wells to be drilled on its behalf, the production from the Underlying Properties attributable to the Royalty Interests is expected to decline each quarter during the remainder of the Trust's life.

Contractual Obligations. Pursuant to the terms of the administrative services agreement with SandRidge, the Trust is obligated to pay SandRidge an annual administrative services fee of $300,000 for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust throughout the life of the Trust. Pursuant to the trust agreement, the Trust pays the Trustee an annual administrative fee, which prior to January 1, 2018 was $150,000. The annual fee can be adjusted for inflation by no more than 3% in any year through 2031. The annual administrative fee, which was adjusted for inflation in July 2019, currently is approximately $156,000. In addition, under the trust agreement the Trust is obligated to pay the Delaware Trustee an annual fee of $2,400, throughout the life of the Trust.

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

Proved Reserves. The proved oil, natural gas and NGL reserves attributable to the Royalty Interests are estimated by independent petroleum engineers. Estimates of proved reserves are based on the quantities of oil, natural gas and NGL that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions; however, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Trust’s control. Estimating reserves is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data, and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility of changing market conditions, commodity prices will vary from period to period, causing estimates of proved reserves to vary, as well as causing estimates of future net revenues to vary. Estimates of proved reserves are key components of the Trust’s most significant financial estimates as discussed further below.

Amortization of Investment in Royalty Interests. Amortization of investment in royalty interests is calculated on a units-of-production basis, whereby the Trust’s cost basis is divided by the proved reserves attributable to the Royalty Interests to derive an amortization rate per reserve unit. The rate used to record amortization is dependent upon the estimate of total proved reserves attributable to the Royalty Interests, which incorporates various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which the Trust records amortization would increase, reducing trust corpus. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic for SandRidge to produce from the Underlying Properties or from other factors, including changes to estimates for other reasons. Changes in reserve quantity estimates are dependent on future economic and operational conditions and cannot be predicted.

Impairment of Investment in Royalty Interests. The investment in royalty interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Potential impairments of the investment in royalty interests are determined by comparing the net capitalized costs of investment in royalty interests to undiscounted future net revenues attributable to the Trust’s interest in the proved oil, natural gas and NGL reserves of the Underlying Properties. The Trust provides a write-down to the extent that the net capitalized costs exceed the fair value of the Royalty Interests, which is determined using future cash flows of the oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. Different pricing assumptions or discount rates could result in a different calculated impairment. The Trust recorded impairments in the carrying value of the Investment in Royalty Interests of $19.9 million during the year ended December 31, 2019. The impairments resulted in a non-cash charges to trust corpus and did not affect the Trust's distributable income. No impairment was recorded in 2018. Material write-downs in subsequent periods may occur if commodity prices decline.

Refer to Note 2 to the financial statements included in Item 8 of this report for the Trust’s significant accounting policies.

Off-balance sheet arrangements

As of December 31, 2019, the Trust had no off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Trustee conducted an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on this evaluation, Sarah Newell, as Trust Officer, has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2019 to provide reasonable assurance that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the trust agreement, (ii) the administrative services agreement and (iii) the conveyances granting the Royalty Interests, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by SandRidge, including information relating to results of operations, the costs and revenues attributable to the Royalty Interests and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Royalty Interests, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

Trustee’s Report on Internal Control over Financial Reporting.

The information required to be furnished pursuant to this item is set forth below.

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control – Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2019.

According to the Internal Control – Integrated Framework (2013), a registrant’s internal control over financial reporting is a process designed by or under the supervision of, its principal executive officer and principal financial officer, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

Item 11. Executive Compensation

During the years ended December 31, 2019 and 2018, the Trustee and the Delaware Trustee received administrative fees from the Trust pursuant to the trust agreement. See the disclosures in the section entitled “Liquidity and Capital Resources – Contractual Obligations” in Item 7 of this report for the amounts of such compensation. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 5, 2020 by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

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

On May 8, 2019, PricewaterhouseCoopers LLP resigned as the Trust’s independent registered public accounting firm. On June 20, 2019, the Trust engaged Deloitte & Touche LLP as the Trust’s independent registered public accounting firm.

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Trust’s financial statements for 2019 and fees billed for other services rendered by Deloitte & Touche LLP.

	2019	2018
Audit fees(1)	$195,000	$—
Tax fees	—	—
Total fees	$195,000	$—
____________________
(1) Fees for audit services in 2019 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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

(3) Exhibits

The exhibits below are filed or furnished herewith or incorporated herein by reference.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Trust of SandRidge Mississippian Trust II	S-1	333-178894	3.1	01/05/2012
3.2	Amended and Restated Trust Agreement, dated as of April 23, 2012, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company.	8-K	001-35508	4.1	04/24/2012
3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Mississippian Trust II, dated June 18, 2012, by The Bank of New York Mellon Trust Company, N.A.	10-Q	001-35508	3.4	08/13/2012
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Act of 1934					*
10.1	Term Overriding Royalty Interest Conveyance (Kansas) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.1	04/24/2012
10.2	Term Overriding Royalty Interest Conveyance (Oklahoma) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.2	04/24/2012
10.3	Term Overriding Royalty Interest Conveyance (Kansas) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.3	04/24/2012
10.4	Term Overriding Royalty Interest Conveyance (Oklahoma) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company, Inc.	8-K	001-35508	10.4	04/24/2012
10.5	Perpetual Overriding Royalty Interest Conveyance (Kansas) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.5	04/24/2012
10.6	Perpetual Overriding Royalty Interest Conveyance (Oklahoma) (PDP), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.6	04/24/2012
10.7	Long-Term Overriding Royalty Interest Conveyance (Kansas) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.7	04/24/2012
10.8	Perpetual Overriding Royalty Interest Conveyance (Oklahoma) (Development), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.8	04/24/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.9	Assignment of Overriding Royalty Interest (Kansas), dated as of April 23, 2012, by and between Mistmada Oil Company, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.9	04/24/2012
10.10	Assignment of Overriding Royalty Interest (Oklahoma), dated as of April 23, 2012, by and between Mistmada Oil Company, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.10	04/24/2012
10.11	Administrative Services Agreement, dated as of April 23, 2012, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.11	04/24/2012
10.12	Mortgage (Kansas), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.14	04/24/2012
10.13	Mortgage (Oklahoma), dated as of April 23, 2012, by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.15	04/24/2012
10.14	Registration Rights Agreement, dated as of April 23, 2012, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.16	04/24/2012
10.15	Mortgage and Security Agreement (Oklahoma) from SandRidge Mississippian Trust II, as Mortgagor, to Wilmington Trust, National Association, as Collateral Agent, as Mortgagee, dated as of April 23, 2012.	8-K	001-35508	10.20	04/24/2012
10.16	Mortgage and Security Agreement (Kansas) from SandRidge Mississippian Trust II, as Mortgagor, to Wilmington Trust, National Association, as Collateral Agent, as Mortgagee, dated as of April 23, 2012.	8-K	001-35508	10.21	04/24/2012
10.17	Correction, Amendment and Ratification of Term Overriding Royalty Interest Conveyance (Oklahoma) (Development)	8-K	001-35508	10.1	08/07/2015
10.18	Correction, Amendment and Ratification of Perpetual Overriding Royalty Interest Conveyance (Oklahoma) (Development)	8-K	001-35508	10.2	08/07/2015
10.19	Correction, Amendment and Ratification of Term Overriding Royalty Interest Conveyance (Kansas) (Development)	8-K	001-35508	10.3	08/07/2015
10.20	Correction, Amendment and Ratification of Long-Term Overriding Royalty Interest Conveyance (Kansas) (Development)	8-K	001-35508	10.4	08/07/2015
10.21	Amendment No. 1 to Administrative Services Agreement dated as of February 14, 2020 between SandRidge Energy, Inc. and SandRidge Mississippian Trust II.	8-K	001-35508	10.1	02/20/2020
16.1	Letter of PricewaterhouseCoopers LLP Regarding Change in Registrant's Certifying Accountant	8-K	001-35508	16.1	05/14/2019
23.1	Consent of Cawley, Gillespie & Associates, Inc.					*
31.1	Section 302 Certification					*
32.1	Section 906 Certification					*
99.1	Report of Cawley, Gillespie & Associates, Inc.					*

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

March 12, 2020

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

INDEX TO FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm
Statements of Assets and Trust Corpus at December 31, 2019 and 2018	F-1
Statements of Distributable Income for the Years Ended December 31, 2019 and 2018	F-2
Statements of Changes in Trust Corpus for the Years Ended December 31, 2019 and 2018	F-3
Notes to Financial Statements	F-4

Report of Independent Registered Public Accounting Firm

To the Unitholders of SandRidge Mississippian Trust II
and The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets and trust corpus of SandRidge Mississippian Trust II (the "Trust") as of December 31, 2019, the related statements of distributable income and changes in trust corpus for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2019, and the distributable income and change in trust corpus for the year ended December 31, 2019, in conformity with the modified cash basis of accounting described in Note 2.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the Trust's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Basis of Accounting

As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Trust Dissolution

As described in Note 8 to the financial statements, as cash available for distribution for the four consecutive quarters ended December 31, 2019, on a cumulative basis, was less than $5.0 million, the Trust was required to commence winding up beginning on February 14, 2020 (the “dissolution trigger date”).

/s/ Deloitte & Touche LLP
Houston, Texas
March 12, 2020

We have served as the Trust’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Unitholders of SandRidge Mississippian Trust II and The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the accompanying statement of assets and trust corpus of SandRidge Mississippian Trust II (the “Trust”) as of December 31, 2018, and the related statements of distributable income and changes in trust corpus for the year then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2018, and its distributable income and its changes in trust corpus for the year then ended in conformity with the modified cash basis of accounting described in Note 2.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Basis of Accounting

As described in Note 2, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

/s/ PricewaterhouseCoopers LLP

Oklahoma City, Oklahoma
March 14, 2019

We served as the Trust’s auditor from 2011 to 2019.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$2,697	$2,266
Investment in royalty interests	467,146	467,146
Less: accumulated amortization and impairment	(452,453)	(427,265)
Net investment in royalty interests	14,693	39,881
Total assets	$17,390	$42,147
TRUST CORPUS
Trust corpus, 49,725,000 common units issued and outstanding at December 31, 2019 and 2018	$17,390	$42,147

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2019	2018
Revenues
Royalty income	$10,147	$14,640
Total revenues	10,147	14,640
Expenses
Post-production expenses	1,659	1,800
Property taxes	61	97
Production taxes	608	896
Trust administrative expenses	1,521	1,266
Cash reserves withheld, net of amounts used for current Trust expenses	421	262
Total expenses	4,270	4,321
Distributable income available to unitholders	5,877	10,319
Distributable income per common unit	$0.118	$0.207

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)

	Years Ended December 31,
	2019	2018
Trust corpus, beginning of year	$42,147	$46,830
Amortization of investment in royalty interests	(5,244)	(4,971)
Impairment of investment in royalty interests	(19,943)	—
Net cash reserves withheld	421	262
Distributable income	5,877	10,319
Distributions paid or payable to unitholders	(5,868)	(10,293)
Trust corpus, end of year	$17,390	$42,147

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

Pursuant to a development agreement between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, 206 horizontal oil and natural gas development wells within an area of mutual interest (“AMI”) by December 31, 2016 (the “Trust Development Wells”). SandRidge fulfilled this obligation in March 2015, and, as a result, the subordinated units converted to Trust units in April 2016. At December 31, 2019, SandRidge owned 18,675,000 Trust units, or approximately 37.6% of all Trust units.

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

Dissolution. The Trust will dissolve and begin to liquidate on December 31, 2031 (the “Termination Date”), unless sooner terminated in accordance with the provisions of the trust agreement noted below, and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis. SandRidge has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust will not dissolve until the Termination Date unless any of the following occurs: (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities. See “Dissolution of the Trust” in Note 8 below.

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest, which is determined using future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. The Trust recorded impairments in the carrying value of the Investment in Royalty Interests of $19.9 million during the year ended December 31, 2019. The impairments resulted in non-cash charges to trust corpus and did not affect the Trust's distributable income. There was no impairment in the carrying value of the Investment in Royalty Interests during 2018. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust's distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

Revenue and Expenses. Revenues received by the Trust are reduced by post-production expenses, production taxes and general and administrative expenses paid and are adjusted for cash reserves withheld by the Trustee in order to determine distributable income. The Royalty Interests are not burdened by field and lease operating expenses.

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

4. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. A summary of the Trust’s distributions to unitholders is as follows:

				Total
	Covered			Distribution	Distribution Per
	Production Period	Date Declared	Date Paid	Paid	Common Unit

Calendar Quarter 2019
First Quarter	September 1, 2018 - November 30, 2018	January 24, 2019	February 22, 2019	$2,088,450	$0.042
Second Quarter	December 1, 2018 - February 28, 2019	April 25, 2019	May 24, 2019	$1,740,375	$0.035
Third Quarter	March 1, 2019 - May 31, 2019	July 25, 2019	August 23, 2019	$1,392,300	$0.028
Fourth Quarter	June 1, 2019 - August 31, 2019	October 24, 2019	November 22, 2019	$646,425	$0.013

Calendar Quarter 2018
First Quarter	September 1, 2017 - November 30, 2017	January 25, 2018	February 23, 2018	$2,884,050	$0.058
Second Quarter	December 1, 2017 - February 28, 2018	April 26, 2018	May 25, 2018	$2,734,875	$0.055
Third Quarter	March 1, 2018 - May 31, 2018	July 26, 2018	August 24, 2018	$2,237,625	$0.045
Fourth Quarter	June 1, 2018 - August 31, 2018	October 25, 2018	November 23, 2018	$2,436,525	$0.049

On February 28, 2020, the Trust paid a cash distribution covering production for the period from September 1, 2019 to November 30, 2019. See Note 8 for further discussion.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at December 31, 2019 or 2018.

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

Legal Proceedings. On June 9, 2015, the Duane & Virginia Lanier Trust on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”).The complaint asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of SandRidge Mississippian Trust I (“SDT”) in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 17, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves.  The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. As a result of its reorganization in bankruptcy in 2016, SandRidge is a nominal defendant only.

On August 30, 2017, the Court entered an order dismissing the plaintiffs’ claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. As a result of the Court’s order, the only claims remaining in the litigation are the plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, and Rule 10b-5 promulgated thereunder (the “Exchange Act Claims”). In addition, because of the Court’s order, the only remaining defendants in the litigation are SDT, James D. Bennett, Matthew K. Grubb, Tom L. Ward, and SandRidge as a nominal defendant only.

On September 11, 2017, the Court entered a subsequent order regarding the remaining defendants’ motions to dismiss the Exchange Act Claims, finding that the plaintiffs may pursue their Exchange Act Claims against the respective remaining defendants.

On January 19, 2018, SDT filed a Motion for Partial Judgment on the Pleadings as to any claims against it brought by purchasers of common units of the Trust, arguing that such purchasers lack standing to assert claims against SDT because they did not purchase units in SDT. On January 18, 2019, the Court granted SDT's motion dismissing claims brought by purchasers of common units of the Trust.

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

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee to the Trustee, which prior to 2018 was $150,000. The annual administrative fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the years ended December 31, 2019 and 2018 totaled approximately $155,000 and $152,000, respectively.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement, as amended, with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust is finally wound up and liquidated in accordance with the trust agreement, (ii) the date that all of the conveyances have been terminated, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During each of the years ended December 31, 2019 and 2018, the Trust paid administrative fees to SandRidge equal to $300,000.

7. Major Customers

For the years ended December 31, 2019 and 2018, sales of production attributable to the Royalty Interests exceeding 10% of the Trust’s total revenues were made to the following oil or natural gas purchasers:

	Sales	% of Revenue
	(in thousands)
2019
Targa Pipeline Mid-Continent West OK LLC	$7,252	71.5%
Plains All American, Inc.	$1,919	18.9%
2018
Targa Pipeline Mid-Continent West OK LLC	$9,369	64.0%
Plains All American, Inc.	$3,753	25.6%

8. Subsequent Events

Cash Distribution. On January 23, 2020, the Trust declared a cash distribution of $0.014 per unit covering production for the three-month period from September 1, 2019 to November 30, 2019 for record unitholders as of February 14, 2020. The distribution was paid on February 28, 2020. Distributable income for September 1, 2019 to November 30, 2019 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$1,751
Total revenues	1,751
Expenses
Post-production expenses	378
Production taxes	99
Cash reserves withheld by Trustee(1)	406
Total expenses	883
Distributable income	$868
Additional cash reserve(2)	195
Distributable income available to unitholders	$673
Distributable income per unit (49,725,000 units issued and outstanding)	$0.014
____________________
(1) Includes amounts withheld for payment of future Trust administrative expenses.
(2) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

Dissolution of the Trust. The trust agreement requires the Trust to dissolve and begin to liquidate on December 31, 2031 unless any of the following occurs: (a) the Trust sells all of the royalty interests previously conveyed to the Trust; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. As cash available for distribution for the four consecutive quarters ended December 31, 2019, on a cumulative basis, totaled approximately $4.392 million, the Trust was required to dissolve and commence winding up beginning as of the close of business on February 14, 2020 (the “dissolution trigger date”). Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. The sale process will involve costs that will reduce the amounts of any distributions to unitholders during the winding up period. As required by the trust agreement, within 30 days after the dissolution trigger date the Trustee plans to engage a third-party advisor to assist with the marketing and sale of the Trust’s assets. As provided in the trust agreement, SandRidge has a right of first refusal with respect to any sale of assets to a third party. The Trustee expects to complete the sale of the Trust’s assets and distribute the net proceeds of the sale to the Trust unitholders by the end of 2020, and the Trust units are expected to be canceled shortly thereafter. Pending the sale or sales of the Royalty Interests, and subject to the terms of such sales, the Trust anticipates that it will continue to receive income from the Royalty Interests and will continue to make quarterly distributions to unitholders to the extent there is available cash after payment of Trust expenses and additions to cash reserves. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

Decline in Oil Pricing. On March 9, 2020, oil prices declined significantly due to macroeconomic events. The resulting impact of the price decline cannot be estimated but could impact future distributions and impairments.

9. Supplemental Information on Oil and Natural Gas Producing Activities (Unaudited)

The following supplemental information includes capitalized costs related to oil and natural gas producing activities; costs incurred in oil and natural gas property acquisition, exploration and development; and the results of operations for oil and natural gas producing activities. Supplemental information is also provided for oil, natural gas and NGL production and average sales prices; the estimated quantities of proved oil, natural gas and NGL reserves; the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves; and a summary of the changes in the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves. This supplemental information was prepared on an accrual basis, which is the basis upon which SandRidge and the Underlying Properties maintain their records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31, 2019
		For the period
	Modified Cash Basis(1)	September 1, 2018 to December 31, 2018	September 1, 2019 to December 31, 2019	Accrual Basis (2)
Production Data (Unaudited)
Oil (MBbls)	41.6	(16.4)	12.6	37.8
NGL (MBbls)	186.6	(58.9)	46.9	174.6
Natural Gas (MMcf)	1,925.5	(682.3)	595.8	1,839.0
Combined equivalent volumes (MBoe)(3)	549.1	(189.0)	158.8	518.9

Royalty Income (in thousands)	$10,097	$(4,359)	$2,394	$8,132
Expenses (in thousands):
Post-production costs	1,659	(532)	495	1,622
Property taxes	61	(105)	105	61
Production taxes	608	(277)	143	474
	$7,769	$(3,445)	$1,651	$5,975

	Year Ended December 31, 2018
		For the period
	Modified Cash Basis(4)	September 1, 2017 to December 31, 2017	September 1, 2018 to December 31, 2018	Accrual Basis (2)
Production Data (Unaudited)
Oil (MBbls)	74.2	(31.3)	16.4	59.3
NGL (MBbls)	184.9	(63.3)	58.9	180.5
Natural Gas (MMcf)	2,331.4	(830.9)	682.3	2,182.8
Combined equivalent volumes (MBoe)(3)	647.7	(233.1)	189.0	603.7

Royalty Income (in thousands)	$14,605	$(5,292)	$4,359	$13,672
Expenses (in thousands):
Post-production costs	1,800	(637)	532	1,695
Property taxes	97	(105)	105	97
Production taxes	896	(325)	277	849
	$11,812	$(4,225)	$3,445	$11,031
____________________
(1) Production volumes attributable to the Royalty Interests and related revenues and expenses included in SandRidge’s 2019 net revenue distributions to the Trust. Represents production from September 1, 2018 to August 31, 2019.
(2) Production volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis for the years ended December 31, 2019 and 2018, respectively.
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

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2019	2018
Investment in royalty interests
Proved(1)	$467,146	$467,146
Unproved	—	—
Total investment in royalty interests	467,146	467,146
Less accumulated amortization and impairment	(452,453)	(427,265)
Net investment in royalty interests	$14,693	$39,881
____________________
(1) Royalty Interests conveyed to the Trust by SandRidge in April 2012 were in both proved and unproved locations; however, by December 31, 2012, all Trust Royalty Interests had associated proved reserves.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

The Trust is not responsible for any costs incurred related to the Underlying Properties. As such, the Trust did not incur any costs in the exploration or development of oil and natural gas properties during the years ended December 31, 2019 or 2018.

Results of Operations for Oil and Natural Gas Producing Activities (Unaudited)

The Trust’s results of operations from oil and natural gas producing activities for each of the years ended December 31, 2019 and 2018 are shown in the following table (in thousands):

	December 31,
	2019 (1)	2018 (1)
Revenues	$8,183	$13,708
Expenses(2)
Post-production costs	1,622	1,695
Production taxes	535	849
Property taxes	—	97
Amortization and impairment expense(3)	25,187	4,971
Total expenses	27,344	7,612
Results of operations for oil and natural gas producing activities (excluding general and administrative costs and derivative settlements of the Trust)	$(19,161)	$6,096
____________________
(1) Revenues and post-production costs attributable to volumes produced from January 1 to December 31 of the respective year, regardless of whether proceeds from the sale of production have been remitted to the Trust by SandRidge.
(2) The Trust does not bear any well operating costs and is not subject to federal or state income taxes.
(3) Amortization is recorded by the Trust as volumes are produced and does not reduce distributable income, but rather, is recorded directly to trust corpus. Non-cash impairments charged to trust corpus of $19.9 million were recorded during 2019 and did not affect the Trust's distributable income.

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

The summary below presents changes in the Trust’s estimated reserves during the years ended December 31, 2018 and 2019.

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)(1)
Proved developed and undeveloped reserves
As of December 31, 2017	485.3	1,780.8	23,473.0
Revisions of previous estimates	(178.3)	(492.1)	(7,134.1)
Extensions and discoveries	—	—	—
Production(2)	(59.3)	(180.5)	(2,182.8)
As of December 31, 2018	247.7	1,108.2	14,156.1
Revisions of previous estimates	(85.1)	(221.8)	(3,525.6)
Extensions and discoveries	—	—	—
Production(2)	(37.8)	(174.6)	(1,839.1)
As of December 31, 2019	124.8	711.8	8,791.4
Proved developed reserves(3)
As of December 31, 2018	247.7	1,108.2	14,156.1
As of December 31, 2019	124.8	711.8	8,791.4
Proved undeveloped reserves(3)
As of December 31, 2018	—	—	—
As of December 31, 2019	—	—	—
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

The Trust recognized net reductions to reserves associated with proved properties of approximately 1,413 Mboe during 2019. This reserve reduction resulted primarily from 2019 production totaling 519 MBoe and (A) downward revisions to previous estimates comprising (i) 853 MBoe associated with increased commodity price differentials, (ii) 514 MBoe associated with the decrease in year-end SEC commodity pricing, and (iii) 224 MBoe as a result of wells being shut-in during 2019 and changes in well performance, and (B) a positive reserve revision of 696 MBoe associated with changes to the operator’s lease operating costs and other reserve parameters partially offsetting these downward revisions.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The assumptions underlying the computation of the standardized measure of discounted cash flows are summarized as follows:

•the standardized measure includes estimates of proved oil, natural gas and NGL reserves and projected future production volumes based upon economic conditions;

•pricing is applied based upon 12-month average market prices at December 31, 2019 and 2018. The calculated weighted average per unit prices for the Trust’s proved reserves and future net revenues were as follows;

	December 31,
	2019	2018
Oil (per barrel)	$53.97	$64.30
NGL (per barrel)	$12.25	$25.08
Natural Gas (per Mcf)	$1.26	$1.83

•a discount factor of 10% per year is applied annually to the future net cash flows.

The summary below presents the Trust’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure in ASC Topic 932 (in thousands).

	As of December 31,
	2019	2018
Future cash inflows from production	$26,571	$69,611
Future production costs(1)	(1,899)	(4,942)
Undiscounted future net cash flows(2)	24,672	64,669
10% annual discount	(8,883)	(26,488)
Standardized measure of discounted future net cash flows	$15,789	$38,181
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

The following table represents the Trust’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

Present value as of December 31, 2017	$49,231
Revenues less post-production and other costs	(11,031)
Net changes in prices, production and other costs	6,293
Revisions of previous quantity estimates	(17,418)
Accretion of discount	4,386
Timing differences and other(1)	6,720
Net change for the year	(11,050)
Present value as of December 31, 2018	38,181
Revenues less post-production and other costs	(5,976)
Net changes in prices, production and other costs	(13,615)
Revisions of previous quantity estimates	(6,512)
Accretion of discount	3,347
Timing differences and other(1)	364
Net change for the year	(22,392)
Present value as of December 31, 2019	$15,789
____________________
(1) Changes in timing differences and other are related to revisions in the estimated timing of production and, as applicable, development.

10. Quarterly Financial Results (Unaudited)

The Trust’s operating results for each calendar quarter of 2019 and 2018 are summarized below (in thousands, except per unit data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	(1)	(2)	(3)	(4)
Royalty income	$3,188	$2,797	$2,406	$1,756
Distributable income available to unitholders	$2,120	$1,736	$1,388	$633
Distributable income per common unit	$0.043	$0.035	$0.028	$0.013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	(5)	(6)	(7)	(8)
Royalty income	$4,006	$3,852	$3,330	$3,452
Distributable income available to unitholders	$2,891	$2,749	$2,256	$2,423
Distributable income per common unit	$0.058	$0.055	$0.045	$0.049
____________________
(1) Includes proceeds attributable to production from the Royalty Interests from September 1, 2018 to November 30, 2018.
(2) Includes proceeds attributable to production from the Royalty Interests from December 1, 2018 to February 28, 2019.
(3) Includes proceeds attributable to production from the Royalty Interests from March 1, 2019 to May 31, 2019.
(4) Includes proceeds attributable to production from the Royalty Interests from June 1, 2019 to August 31, 2019.
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