Form 10-Q
period 2020-06-30
SandRidge Mississippian Trust II
filed 2020-08-13
CIK 1538267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 6, 2020, 49,725,000 units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II
FORM 10-Q
Quarter Ended June 30, 2020

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$2,697	$2,697
Investment in royalty interests	467,146	467,146
Less: accumulated amortization and impairment	(462,346)	(452,453)
Net investment in royalty interests	4,800	14,693
Total assets	$7,497	$17,390
TRUST CORPUS
Trust corpus, 49,725,000 units issued and outstanding at June 30, 2020 and December 31, 2019	$7,497	$17,390

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Royalty income	$1,544	$2,797	$3,305	$5,985
Total revenues	1,544	2,797	3,305	5,985
Expenses
Post-production expenses	323	418	702	817
Production taxes	89	173	188	368
Trust administrative expenses	430	528	973	937
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	(47)	(58)	9	6
Total expenses	795	1,061	1,872	2,128
Distributable income available to unitholders	$749	$1,736	$1,433	$3,857
Distributable income per unit (49,725,000 units)	$0.015	$0.035	$0.029	$0.078

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$11,475	$40,728	$17,390	$42,147
Amortization of investment in royalty interests	(369)	(1,571)	(1,215)	(3,087)
Impairment of investment in royalty interests	(3,565)	(10,441)	(8,678)	(10,441)
Net cash reserves (used) withheld	(47)	(58)	9	6
Distributable income	749	1,736	1,433	3,857
Distributions paid to unitholders	(746)	(1,741)	(1,442)	(3,829)
Trust corpus, end of period	$7,497	$28,653	$7,497	$28,653
Distributions per unit (49,725,000 units)	$0.015	$0.035	$0.029	$0.077

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units (“Trust units”) in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust units and 12,431,250 subordinated units, which subsequently converted to common units as a result of SandRidge having met its drilling obligation to the Trust in March 2015, to certain wholly owned subsidiaries of SandRidge. At June 30, 2020, SandRidge owned 18,675,000 Trust units, or approximately 37.6% of all Trust units.

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

Early Termination of the Trust. As described in the Trust’s annual and quarterly reports filed with the Securities and Exchange Commission (the “SEC”), the trust agreement governing the Trust requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million. As cash available for distribution for the four consecutive quarters ended December 31, 2019, on a cumulative basis, was approximately $4.392 million, the Trust commenced its winding up procedures beginning at the close of business on February 14, 2020. Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute any net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. The sale process will involve costs that will reduce the amounts of any distributions to unitholders during the winding up period. As required by the trust agreement, the Trustee has engaged a third-party advisor to assist with the marketing and sale of the Trust’s assets. As provided in the trust agreement, SandRidge has a right of first refusal with respect to any sale of assets to a third party. The Trustee expects to complete the sale of the Trust’s assets and distribute the net proceeds of the sale to the Trust unitholders by the end of 2020, and the Trust units are expected to be canceled shortly thereafter. Subject to the final terms of the sale of the Royalty Interests, including the effective date and the timing of the closing of the anticipated sale, the Trust currently expects that there will be no further regular quarterly distributions to Trust unitholders reflecting quarterly revenues generated from the Underlying Properties. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process. See Note 6 “Subsequent Events—Early Termination of the Trust” for further information regarding the sale process.

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

Impairment of Investment in Royalty Interests.  As discussed in "Potential Early Termination of the Trust" in Note 1 above, it was determined at June 30, 2019 that it is more likely than not that the Trust's remaining assets will be sold and the Trust will be liquidated significantly before the end of its previously estimated useful life. As a result, during the six-month periods ended June 30, 2020 and 2019 the Trust recorded impairments to the carrying value of the Investment in Royalty Interests of $8.7 million and $10.4 million, respectively. The impairments resulted in non-cash charges to trust corpus and did not affect the Trust’s distributable income. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. For June 30, 2020 as the Trust assets now meet the criteria for Held for Sale, the impairment was determined by taking the estimated fair value less the estimated cost to sell the assets. Fair value was derived from the sale process that was conducted by the third-party advisor engaged by the Trust as required by the trust agreement. Following an evaluation period, a number of bids were received and the Trustee, with the assistance of the advisor, after considering the proposed price, financing conditions and other terms of each bid, selected what was determined to be the strongest bid. See Note 6 “Subsequent Events—Early Termination of the Trust” for further information regarding the sale process. Prior to this sale process, on a quarterly basis, the Trust evaluated the carrying value of the investment in royalty interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows were less than the carrying value, the Trust recognized an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which was determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital was based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilized the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

SANDRIDGE MISSISSIPPIAN TRUST II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in August 2020. A summary of the Trust’s distributions to unitholders during the three- and six-month periods ended June 30, 2020 and the year ended December 31, 2019 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2020	February 28, 2020	$696,150	$0.014
Second Quarter	December 1, 2019 — February 29, 2020	April 23, 2020	May 29, 2020	$745,875	$0.015

Calendar Quarter 2019
First Quarter	September 1, 2018 — November 30, 2018	January 24, 2019	February 22, 2019	$2,088,450	$0.042
Second Quarter	December 1, 2018 — February 28, 2019	April 25, 2019	May 24, 2019	$1,740,375	$0.035
Third Quarter	March 1, 2019 — May 31, 2019	July 25, 2019	August 23, 2019	$1,392,300	$0.028
Fourth Quarter	June 1, 2019 — August 31, 2019	October 24, 2019	November 22, 2019	$646,425	$0.013

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays the Trustee an annual administrative fee, which for 2019 totaled $155,000. The annual fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the three-month periods ended June 30, 2020 and 2019 totaled approximately $40,000 and $38,000, respectively. The Trustee’s administrative fees paid during the six-month periods ended June 30, 2020 and 2019 totaled approximately $79,000 and $77,000, respectively.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the administrative services agreement. The administrative services agreement, as amended, will terminate on the earliest to occur of: (i) the date the Trust is finally wound up and liquidated in accordance with the trust agreement, (ii) the date that all of the conveyances have been terminated, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During each of the three-month periods ended June 30, 2020 and 2019, the Trust paid administrative fees to SandRidge equal to $75,000. During each of the six-month periods ended June 30, 2020 and 2019, the Trust paid administrative fees to SandRidge equal to $150,000.

5. Commitments and Contingencies

SANDRIDGE MISSISSIPPIAN TRUST II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at June 30, 2020 or December 31, 2019.

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

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. The reduced demand for crude oil in the global market resulting from the economic effects of the global outbreak of the novel form of coronavirus known as COVID-19, and the oversupply in crude oil attributable to the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), have had, and are likely to continue to have, a negative impact on the Trustor’s financial condition. This negative impact could affect the Trustor’s ability to operate the wells and provide services to the Trust.

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

6. Subsequent Events

Distribution to Unitholders. On July 23, 2020, the Trust announced that there would be no cash distribution in August 2020 with respect to production for the three-month period from March 1, 2020 to May 31, 2020. Distributable income for March 1, 2020 to May 31, 2020 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$709
Total revenues	709
Expenses
Post-production expenses	278
Production taxes	33
Cash reserves withheld by Trustee (1)	378
Total expenses	689
Distributable income	20
Additional cash reserve (2)	20
Distributable income available to unitholders	$—
Distributable income per unit (49,725,000 units issued and outstanding)	$—

SANDRIDGE MISSISSIPPIAN TRUST II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
____________________
(1) Includes amounts withheld for payment of future Trust administrative expenses.
(2) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

COVID-19 and Oil Price Volatility. The amount of cash received or expected to be received by the Trust (and its ability to pay future distributions) has been and will be significantly and negatively impacted by prevailing low commodity prices, which have declined since the beginning of 2020 attributable primarily to the economic effects of the dispute over production levels between Russia and the members of OPEC, and the COVID-19 pandemic and could remain low for an extended period of time or decline further. Continued low oil, NGL and natural gas prices will reduce revenues to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods could result in no distributions to unitholders, and could diminish the value of the Royalty Interests, which would reduce the amount of proceeds the Trust would receive from a sale of the Trust’s assets in connection with the early termination of the Trust. Other important factors that could cause actual results to differ materially include expenses of the Trust and reserves for anticipated future expenses, and the effect, impact, potential duration or other implications of the COVID-19 pandemic.

Early Termination of the Trust. As discussed in “Early Termination of the Trust” in Note 1 above, winding up procedures for the Trust commenced at the close of business on February 14, 2020. Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction. Any net proceeds of the sale will be distributed to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves deemed appropriate by the Trustee for the payment of all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act.

The sale process will involve costs that will reduce the amounts of any distributions to unitholders during the winding up period. As required by the trust agreement, the Trustee has engaged a third-party advisor to assist with the marketing and sale of the Trust’s assets. The advisor conducted a bid solicitation process that concluded in June 2020, and the Trustee, with the assistance of the advisor, after considering the proposed price, financing conditions and other terms of each bid, selected what was determined to be the strongest bid received. As provided in the trust agreement, SandRidge has a right of first refusal with respect to any sale of assets to a third party, and on July 16, 2020, the Trustee provided notice to SandRidge of the offer to purchase the assets of the Trust. On August 6, 2020, SandRidge notified the Trustee that SandRidge will exercise its right of first refusal and will purchase the Royalty Interests from the Trust for a purchase price of $5.25 million, subject to the execution of a definitive agreement and the closing of the transaction.

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

Commodity Price Volatility; COVID-19 Pandemic. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile, as demonstrated by significant price swings experienced during 2019 and have declined in 2020 attributable primarily to the economic effects of the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), and the global outbreak of the novel form of coronavirus known as COVID-19. The spot price for WTI crude oil has decreased from $61.18 on January 2, 2020 to $42.06 on August 6, 2020. Crude oil reached a closing NYMEX price low of negative $37.63 per barrel in April 2020. The responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts SandRidge or any third-party operator of the Underlying Properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil, NGL and natural gas prices will adversely affect SandRidge or third-party operators of the Underlying Properties. As a result, there can be no assurance that prices for oil, natural gas and NGL, and therefore the Trust’s quarterly cash distributions, will be maintained for any significant period of time. Continued low oil, NGL and natural gas prices will reduce revenues to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods could result in no distributions to unitholders, and could negatively affect the value of the Royalty Interests, which could reduce the amount of proceeds the Trust would receive from a sale of the Trust’s assets in connection with the early termination of the Trust.

Impairment of Investment in Royalty Interests. During the six-month periods ended June 30, 2020 and 2019, the Trust recorded impairments to the carrying value of the Investment in Royalty Interests of $8.7 million and $10.4 million, respectively. The impairments resulted in non-cash charges to trust corpus and did not affect the Trust’s distributable income. Material write-downs in subsequent periods may occur if the fair value and selling costs differ from estimated values relative to the carrying value of the investment in royalty interests. See “Impairment of Investment in Royalty Interests” in Note 2 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for further discussion of the impairments.

Properties. As of June 30, 2020, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in northern Oklahoma and southern Kansas.

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

The sale process will involve costs that will reduce the amounts of any distributions to unitholders during the winding up period. As required by the trust agreement, the Trustee has engaged a third-party advisor to assist with the marketing and sale of the Trust’s assets. The advisor conducted a bid solicitation process that concluded in June 2020, and the Trustee, with the assistance of the advisor, after considering the proposed price, financing conditions and other terms of each bid, selected what was determined to be the strongest bid received. As provided in the trust agreement, SandRidge has a right of first refusal with respect to any sale of assets to a third party, and on July 16, 2020, the Trustee provided notice to SandRidge of the offer to purchase the assets of the Trust. On August 6, 2020, SandRidge notified the Trustee that SandRidge will exercise its right of first refusal and will purchase the Royalty Interests from the Trust for a purchase price of $5.25 million, subject to the execution of a definitive agreement and the closing of the transaction.

The Trustee expects to complete the sale of the Trust’s assets and distribute the net proceeds of the sale to the Trust unitholders by the end of 2020, and the Trust units are expected to be canceled shortly thereafter. As provided in the trust agreement, if SandRidge actually completes the purchase of the Royalty Interests, the proposed third-party purchaser will be entitled to receive reimbursement from SandRidge and the Trust for such proposed third-party purchaser’s reasonable and documented expenses incurred in connection with its review and analysis of the subject properties and bid preparation, up to a maximum amount representing 5% of the sale price, with the Trust obligated to pay 50% of such reimbursement. Subject to the final terms of the sale of the Royalty Interests, including the effective date and the timing of the closing of the anticipated sale, the Trust currently expects that there will be no further regular quarterly distributions to Trust unitholders reflecting quarterly revenues generated from the Underlying Properties. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

As previously disclosed, beginning with the distribution to unitholders paid in the first quarter of 2019, the Trustee had been withholding the greater of $50,000 or 3.5%, increasing to $195,000 for the fourth quarter 2019 distribution, of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of $625,000. The targeted reserve amount has been funded; however, because the amount of distributable income for the three months ended June 30, 2020 was only $20,000, the Trustee, in its discretion, elected to withhold that amount for inclusion in the cash reserve for future liabilities. Any cash reserves remaining after the payment of all expenses and liabilities and any further additions to cash reserves as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, will be distributed to unitholders prior to the completion of the winding up process.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three- and six-month periods ended June 30, 2020 and 2019 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020(1)	2019(2)	2020(3)	2019(4)
Production Data
Oil (MBbls)	8	11	17	23
NGL (MBbls)	45	48	82	92
Natural gas (MMcf)	378	458	823	971
Combined equivalent volumes (MBoe)	116	136	236	277
Average daily combined equivalent volumes (MBoe/d)	1.3	1.5	1.3	1.5
Well Data
Initial and Trust Development Wells producing - average	98	121	102	125
Revenues (in thousands)
Royalty income	$1,544	$2,797	$3,305	$5,985
Total revenue	1,544	2,797	3,305	5,985
Expenses (in thousands)
Post-production expenses	$323	$418	$702	$817
Production taxes	89	173	188	368
Trust administrative expenses	430	528	973	937
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	(47)	(58)	9	6
Total expenses	795	1,061	1,872	2,128
Distributable income available to unitholders	$749	$1,736	$1,433	$3,857
Average Prices
Oil (per Bbl)	$55.55	$49.46	$55.00	$57.44
NGL (per Bbl)	$12.39	$17.59	$14.16	$23.16
Combined oil and NGL (per Bbl)	$18.84	$23.66	$20.98	$29.33
Natural gas (per Mcf)	$1.42	$3.02	$1.48	$2.60
Combined equivalent (per Boe)	$13.25	$20.54	$13.95	$21.54
Average Prices – including impact of post-production expenses
Natural gas (per Mcf)	$0.57	$2.11	$0.63	$1.75
Combined equivalent (per Boe)	$10.47	$17.45	$10.98	$18.59
Expenses (per Boe)
Post-production	$2.78	$3.09	$2.97	$2.95
Production taxes	$0.76	$1.27	$0.80	$1.33
____________________
1.Production volumes and related revenues and expenses for the three-month period ended June 30, 2020 (included in SandRidge’s May 2020 net revenue distribution to the Trust) represent production from December 1, 2019 to February 29, 2020.
2.Production volumes and related revenues and expenses for the three-month period ended June 30, 2019 (included in SandRidge’s May 2019 net revenue distribution to the Trust) represent production from December 1, 2018 to February 28, 2019.
3.Production volumes and related revenues and expenses for the six-month period ended June 30, 2020 (included in SandRidge’s February and May 2020 net revenue distribution to the Trust) represent production from September 1, 2019 to February 29, 2020.
4.Production volumes and related revenues and expenses for the six-month period ended June 30, 2019 (included in SandRidge’s February and May 2019 net revenue distribution to the Trust) represent production from September 1, 2018 to February 28, 2019.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the three-month period ended June 30, 2020 totaled $1.5 million compared to $2.8 million received during the three-month period ended June 30, 2019. The approximate $1.3 million decrease in royalty income consisted of approximately $0.8 million attributable to a decrease in prices received and approximately $0.5 million attributable to a decrease in total volumes produced. The average number of producing wells in the three-month period ended June 30, 2020 decreased by 23 from 121 in the three-month period ended June 30, 2019, because wells that could not economically produce due to continued declining production and current pricing were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended June 30, 2020 totaled approximately $89,000, or $0.76 per Boe, and were approximately 5.8% of royalty income. Production taxes for the three-month period ended June 30, 2019 totaled approximately $173,000, or $1.27 per Boe, and were approximately 6.2% of royalty income.

Distributable Income

Distributable income for the three-month period ended June 30, 2020 was $0.7 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $47,000, reflecting approximately $430,000 used to pay Trust expenses during the period partially offset by approximately $383,000 withheld from the May 2020 cash distribution to unitholders. Distributable income for the three-month period ended June 30, 2019 was $1.7 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $58,000, reflecting approximately $528,000 used to pay Trust expenses during the period partially offset by approximately $470,000 withheld from the May 2019 cash distribution to unitholders.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the six-month period ended June 30, 2020 totaled $3.3 million compared to $6.0 million received during the six-month period ended June 30, 2019. The approximate $2.7 million decrease in royalty income consisted of approximately $1.7 million attributable to a decrease in prices received and approximately $1.0 million attributable to a decrease in total volumes produced. The average number of producing wells in the six-month period ended June 30, 2020 decreased by 23 from 125 in the six-month period ended June 30, 2019, because wells that could not economically produce due to continued declining production and current pricing were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the six-month period ended June 30, 2020 totaled approximately $188,000, or $0.80 per Boe, and were approximately 5.7% of royalty income. Production taxes for the six-month period ended June 30, 2019 totaled approximately $368,000, or $1.33 per Boe, and were approximately 6.2% of royalty income.

Distributable Income

Distributable income for the six-month period ended June 30, 2020 was $1.4 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $9,000, reflecting approximately $982,000 withheld in aggregate from the February 2020 and May 2020 cash distributions to unitholders partially offset by approximately $973,000 used to pay Trust expenses during the period. Distributable income for the six-month period ended June 30, 2019 was $3.9 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $6,000, reflecting approximately $943,000 withheld in aggregate from the February 2019 and May 2019 cash distributions to unitholders partially offset by approximately $937,000 used to pay Trust expenses during the period.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. No such loan was outstanding at June 30, 2020 or December 31, 2019.

Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee had been withholding, the greater of $50,000 or 3.5%, increasing to $195,000 for the fourth quarter 2019 distribution, of the funds otherwise available for distribution each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of $625,000. The targeted reserve amount has been funded; however, because the amount of distributable income for the three months ended June 30, 2020 was only $20,000, the Trustee, in its discretion, elected to withhold that amount for inclusion in the cash reserve for future liabilities. Any cash reserves remaining after the payment of all expenses and liabilities and any further additions to cash reserves as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, will be distributed to unitholders prior to the completion of the winding up process. These cash reserves, if needed, are expected to be sufficient to fund the Trust's expenses for the next 12 months.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. The reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the oversupply in crude oil attributable to the dispute over production levels between Russia and the members of OPEC, have had, and are likely to continue to have, negative impact on the Trustor’s financial condition. This negative impact could affect the Trustor’s ability to operate the wells and provide services to the Trust.

2020 Trust Distributions to Unitholders. During the six-month period ended June 30, 2020, the Trust's distribution to unitholders were as follows:

				Total
	Covered			Distribution
	Production Period	Date Declared	Date Paid	Paid
Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2020	February 28, 2020	$696,150
Second Quarter	December 1, 2019 — February 29, 2020	April 23, 2020	May 29, 2020	$745,875

Future Trust Distributions to Unitholders. During the three-month production period from March 1, 2020 to May 31, 2020, average oil prices decreased significantly compared to the three-month period ended February 29, 2020. Combined sales volumes were lower than the previous period. On July 23, 2020, the Trust announced that there would be no cash distribution in August 2020 with respect to production for the three-month period from March 1, 2020 to May 31, 2020. See “Distribution to Unitholders” in Note 6 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for additional discussion of this future distribution. See also “Overview—Commodity Price Volatility; COVID-19 Pandemic” for discussion of the effects of continued low oil, NGL and natural gas prices on cash available for distribution to unitholders in future periods. In addition, as discussed above under “Overview—Early Termination of the Trust,” subject to the final terms of the sale of the Royalty Interests, including the effective date and the timing of the closing of the anticipated sale, the Trust currently expects that there will be no further regular quarterly distributions to Trust unitholders reflecting quarterly revenues generated from the Underlying Properties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for crude oil, NGL and natural gas. The economic effects of the COVID-19 pandemic, combined with the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices, have created uncertainty in the oil industry and led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per barrel of crude oil in April 2020. The West Texas Intermediate spot price of crude oil has declined from $61.18 per barrel on January 2, 2020 to $42.06 per barrel on August 6, 2020. The responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts SandRidge or any third-party operator of the Underlying Properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil, NGL and natural gas prices will adversely affect SandRidge or third-party operators of the Underlying Properties. If commodity prices for crude oil, NGL and natural gas remain at reduced levels, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. Continued low oil and natural gas prices may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties, or even plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities, which could result in termination of the portion of the Royalty Interest relating to the abandoned well, and SandRidge would have no obligation to drill a replacement well. Continued low commodity prices for crude oil, NGL and natural gas also could diminish the value of the Royalty Interests, which would reduce the amount of proceeds the Trust would receive from a sale of the Trust’s assets in connection with the early termination of the Trust.

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

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per barrel of crude oil in April 2020. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

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
Date: August 13, 2020

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