Form 10-Q
period 2020-09-30
SandRidge Mississippian Trust II
filed 2020-11-12
CIK 1538267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 5, 2020, 49,725,000 units of Beneficial Interest in SandRidge Mississippian Trust II were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST II
FORM 10-Q
Quarter Ended September 30, 2020

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Trust has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions made by the Trust in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors the Trust believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Trust's expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) and in Part II, Item 1A of this Quarterly Report, which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$7,707	$2,697
Investment in royalty interests	—	467,146
Less: accumulated amortization and impairment	—	(452,453)
Net investment in royalty interests	—	14,693
Total assets	$7,707	$17,390
TRUST CORPUS
Trust corpus, 49,725,000 units issued and outstanding at September 30, 2020 and December 31, 2019	$7,707	$17,390

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Royalty income	$710	$2,406	$4,014	$8,391
Proceeds from sale of Trust assets	5,250	—	5,250	—
Total revenues	5,960	2,406	9,264	8,391
Expenses
Post-production expenses	279	418	980	1,235
Production taxes	33	142	220	511
Trust administrative expenses	638	304	1,612	1,242
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	(240)	154	(231)	159
Total expenses	710	1,018	2,581	3,147
Distributable income available to unitholders	$5,250	$1,388	$6,683	$5,244
Distributable income per unit (49,725,000 units)	$0.106	$0.028	$0.135	$0.106

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST II
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$7,497	$28,653	$17,390	$42,147
Amortization of investment in royalty interests	(4,800)	(1,246)	(6,015)	(4,332)
Impairment of investment in royalty interests	—	(6,220)	(8,678)	(16,661)
Net cash reserves (used) withheld	(240)	154	(231)	159
Distributable income	5,250	1,388	6,683	5,244
Distributions paid to unitholders	—	(1,393)	(1,442)	(5,221)
Trust corpus, end of period	$7,707	$21,336	$7,707	$21,336
Distributions per unit (49,725,000 units)	$—	$0.028	$0.029	$0.105

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

The Trust held Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Grant, Kay, Noble and Woods counties in northern Oklahoma and Barber, Comanche, Harper and Sumner counties in southern Kansas (the “Underlying Properties”), until the sale of the Royalty Interests in September 2020 (the “Asset Sale”) as discussed below in “—Early Termination of the Trust; Sale of Trust Assets.” The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units (“Trust units”) in April 2012. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 7,393,750 Trust units and 12,431,250 subordinated units, which subsequently converted to common units as a result of SandRidge having met its drilling obligation to the Trust in March 2015, to certain wholly owned subsidiaries of SandRidge. At September 30, 2020, SandRidge owned 18,675,000 Trust units, or approximately 37.6% of all Trust units.

The Trust is passive in nature and neither the Trust nor the Trustee had any control over, or responsibility for, any operating or capital costs related to the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. The trust agreement generally limits the Trust’s business activities to owning the Royalty Interests and activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests.

Prior to the Asset Sale, the Trust made quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Due to the timing of the payment of production proceeds to the Trust, each distribution covered production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.

Early Termination of the Trust; Sale of Trust Assets. As described in the Trust’s annual and quarterly reports filed with the Securities and Exchange Commission (the “SEC”), the trust agreement governing the Trust requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million. As cash available for distribution for the four consecutive quarters ended December 31, 2019, on a cumulative basis, was approximately $4.392 million, the Trust commenced its winding up procedures beginning at the close of business on February 14, 2020. Accordingly, the Trustee was required to sell all of the Trust’s assets, either by private sale or public auction, and distribute any net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, including the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. As required by the trust agreement, the Trustee engaged a third-party advisor to assist with the marketing and sale of the Trust’s assets. As provided in the trust agreement, SandRidge had a right of first refusal with respect to any sale of assets to a third party, which SandRidge elected to exercise. The Trustee completed the sale of the Trust’s assets to SandRidge Exploration and Production, LLC, a wholly owned subsidiary of SandRidge, on September 10, 2020 for a sale price of $5.25 million and will distribute the net proceeds of the sale to the Trust unitholders in November 2020. The Trust units are expected to be canceled in 2021. There will be no further quarterly cash distributions to Trust unitholders reflecting quarterly revenues generated from the Underlying Properties. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process. See Note 6 “Subsequent Events—Distribution to Unitholders” for further information regarding the distribution of the net proceeds of the Asset Sale to Trust unitholders.

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

Impairment of Investment in Royalty Interests.  As a result of the sale process discussed in “Potential Early Termination of the Trust; Sale of Trust Assets” in Note 1 above, it was determined at June 30, 2019 that it is more likely than not that the Trust's remaining assets will be sold and the Trust will be liquidated significantly before the end of its previously estimated useful life. As a result, during the nine-month periods ended September 30, 2020 and 2019 the Trust recorded impairments to the carrying value of the Investment in Royalty Interests of $8.7 million and $16.7 million, respectively. The impairments resulted in non-cash charges to trust corpus and did not affect the Trust’s distributable income. Prior to the Asset Sale, on a quarterly basis, the Trust evaluated the carrying value of the investment in royalty interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows were less than the carrying value, the Trust recognized an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which was determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital was based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilized the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Distributable Income Per Unit. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to rounding and the timing of the Trust’s payment of Trust administrative expenses.

Financial Statements of Royalty Trusts. Amortization of investment in royalty interests, calculated on a unit-of-production basis, and any impairments are charged directly to trust corpus. Included in the Amortization of Investment in Royalty Interests for the three and nine months ended September 30, 2020 is $4.8 million of non-cash disposition relating to the sale of interest on September 10, 2020. Distributions to unitholders are recorded when declared.

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

SANDRIDGE MISSISSIPPIAN TRUST II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
3. Distributions to Unitholders

Prior to the Asset Sale, the Trust made quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. As all of the Royalty Interests have been sold effective as of July 1, 2020, there will be no further quarterly cash distributions to Trust unitholders reflecting quarterly revenues generated from the Underlying Properties. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2020, which will include the net proceeds of the Asset Sale. A summary of the Trust’s distributions to unitholders during the three- and nine-month periods ended September 30, 2020 and the year ended December 31, 2019 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2020	February 28, 2020	$696,150	$0.014
Second Quarter	December 1, 2019 — February 29, 2020	April 23, 2020	May 29, 2020	$745,875	$0.015
Third Quarter	March 1, 2020 — May 31, 2020	July 23, 2020	N/A	$—	$—

Calendar Quarter 2019
First Quarter	September 1, 2018 — November 30, 2018	January 24, 2019	February 22, 2019	$2,088,450	$0.042
Second Quarter	December 1, 2018 — February 28, 2019	April 25, 2019	May 24, 2019	$1,740,375	$0.035
Third Quarter	March 1, 2019 — May 31, 2019	July 25, 2019	August 23, 2019	$1,392,300	$0.028
Fourth Quarter	June 1, 2019 — August 31, 2019	October 24, 2019	November 22, 2019	$646,425	$0.013

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays the Trustee an annual administrative fee, which for 2019 totaled $155,000. The annual fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the three-month periods ended September 30, 2020 and 2019 totaled approximately $40,000 and $39,000, respectively. The Trustee’s administrative fees paid during the nine-month periods ended September 30, 2020 and 2019 totaled approximately $119,000 and $116,000, respectively.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the administrative services agreement. The administrative services agreement, as amended, will terminate on the earliest to occur of: (i) the date the Trust is finally wound up and liquidated in accordance with the trust agreement, (ii) the date that all of the conveyances have been terminated, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During each of the three-month periods ended September 30, 2020 and 2019, the Trust paid administrative fees to SandRidge equal to $75,000. During each of the nine-month periods ended September 30, 2020 and 2019, the Trust paid administrative fees to SandRidge equal to $225,000.

SANDRIDGE MISSISSIPPIAN TRUST II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at September 30, 2020 or December 31, 2019.

Risks and Uncertainties. Prior to the Asset Sale, the Trust’s revenue and distributions were substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depended on numerous factors beyond the Trust’s control such as overall oil, natural gas and NGL production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile and may be subject to significant fluctuations in the future.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust.

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

6. Subsequent Events

Distribution to Unitholders. On October 23, 2020, the Trust announced that there would be a cash distribution in November 2020 reflecting the net proceeds received from the sale of the Trust’s assets to SandRidge on September 10, 2020 as discussed in Note 1 above, as well as the release of approximately $1.3 million of cash reserves previously withheld by the Trustee for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The distribution is expected to occur on or before November 23, 2020 to holders of record as of the close of business on November 13, 2020 and is expected to be the final distribution to be made to the Trust unitholders. The stock transfer books for the Trust units will be closed at the close of business on November 13, 2020. If any cash reserves remain following the payment of the Trust’s estimated remaining expenses and liabilities, the Trustee may make a final distribution to unitholders of such amount. Holders of record as of the close of business on November 13, 2020 will be entitled to such distribution, if any. Distributable income was calculated as follows (in thousands, except for unit and per unit amounts):

Proceeds from sale of Trust assets	$5,250
Expenses of sale of Trust assets	(391)
Net proceeds from sale of Trust assets	4,859
Release of previously withheld cash reserves	1,348
Distributable income	$6,207
Distributable income available to unitholders	$6,207
Distributable income per unit (49,725,000 units issued and outstanding)	$0.125

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

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee had no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust had an interest. Until the sale of the Royalty Interests to SandRidge (the “Asset Sale”) as discussed below in “—Early Termination of the Trust; Sale of Trust Assets,” the Trust derived all or substantially all of its income and cash flow from the Royalty Interests. The Trust is currently in the process of winding up its affairs, as discussed below in “—Early Termination of the Trust; Sale of Trust Assets.” The Trust is treated as a partnership for federal income tax purposes.

Commodity Price Volatility; COVID-19 Pandemic. The Trust’s quarterly cash distributions were highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile, as demonstrated by significant price swings experienced during 2019 and have declined in 2020 attributable primarily to the economic effects of the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), and the global outbreak of the novel form of coronavirus known as COVID-19. The spot price for WTI crude oil has decreased from $61.17 on January 2, 2020 to $36.60 on November 2, 2020. Crude oil reached a closing NYMEX price low of negative $37.63 per barrel in April 2020. The responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces.

Impairment of Investment in Royalty Interests. During the nine-month periods ended September 30, 2020 and 2019, the Trust recorded impairments to the carrying value of the Investment in Royalty Interests of $8.7 million and $16.7 million, respectively. The impairments resulted in non-cash charges to trust corpus and did not affect the Trust’s distributable income. See “Impairment of Investment in Royalty Interests” in Note 2 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for further discussion of the impairments.

Properties. As of September 30, 2020, the Trust did not hold any Royalty Interests in oil and natural gas wells located in northern Oklahoma and southern Kansas. See “—Early Termination of the Trust; Sale of Trust Assets” below.

Distributions. Prior to the Asset Sale, the Trust made quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter.

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

Early Termination of the Trust; Sale of Trust Assets. As discussed in “Early Termination of the Trust” in Note 1 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report, winding up procedures for the Trust commenced at the close of business on February 14, 2020. Accordingly, the Trustee was required to sell all of the Trust’s assets, either by private sale or public auction.

As required by the trust agreement, the Trustee engaged a third-party advisor to assist with the marketing and sale of the Trust’s assets. The advisor conducted a bid solicitation process that concluded in June 2020, and the Trustee, with the assistance of the advisor, after considering the proposed price, financing conditions and other terms of each bid, selected what was determined to be the strongest bid received. After the Trustee provided notice to SandRidge of the proposed bid, SandRidge notified the Trustee on August 6, 2020, that SandRidge was exercising its right of first refusal to purchase the Royalty Interests from the Trust for a purchase price of $5.25 million, subject to the execution of a definitive agreement and the closing of the transaction. On September 10, 2020, the Trust and SandRidge Exploration and Production, LLC, a wholly owned subsidiary of SandRidge, entered into a Purchase and Sale Agreement (the “Agreement”) for the sale of all of the Royalty Interests for a purchase price of $5,250,000. The Asset Sale closed on September 10, 2020, with an effective date of July 1, 2020. The net proceeds of the Asset Sale will be distributed to the Trust unitholders on or before November 23, 2020 (the “November Distribution”) after payment, or reasonable provision for payment, of all Trust liabilities, including the establishment of cash reserves deemed appropriate by the Trustee for the payment of all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act.

As provided in the trust agreement, because SandRidge exercised its right of first refusal under the trust agreement and completed the purchase of the Royalty Interests from the Trust, the proposed third-party purchaser was entitled to receive reimbursement from SandRidge and the Trust for such proposed third-party purchaser’s reasonable and documented expenses incurred in connection with its review and analysis of the subject properties and bid preparation, up to a maximum amount representing 5% of the sale price, with the Trust obligated to pay 50% of such reimbursement. The Trust’s share of these reimbursed expenses was approximately $41,000.

As of the effective date of the Asset Sale, the Trust no longer receives any income derived from the Underlying Properties. Therefore, there will be no further quarterly cash distributions to Trust unitholders reflecting quarterly revenues generated from the Underlying Properties. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

As previously disclosed, beginning with the distribution to unitholders paid in the first quarter of 2019, the Trustee had been withholding the greater of $50,000 or 3.5%, increasing to $195,000 for the fourth quarter 2019 distribution, of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of $625,000. The targeted reserve amount has been funded; however, because the amount of distributable income for the three months ended June 30, 2020 was only $20,000, the Trustee, in its discretion, elected to withhold that amount for inclusion in the cash reserve for future liabilities. Approximately $1.3 million of the Trust’s cash reserves previously withheld by the Trustee is being released and distributed to the Trust unitholders as part of the November Distribution. Although the November Distribution is expected to be the final distribution to be made to the Trust unitholders, if there are any cash reserves remaining after the payment of all expenses and liabilities of the Trust the Trustee may make a final distribution to unitholders of such amount prior to the completion of the winding up process.

Results of Trust Operations

The primary factors that affected the Trust’s revenues and costs were the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes were recorded on a cash basis when net revenue distributions were received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three- and nine-month periods ended September 30, 2020 and 2019 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020(1)	2019(2)	2020(3)	2019(4)
Production Data
Oil (MBbls)	7	10	23	33
NGL (MBbls)	42	52	124	144
Natural gas (MMcf)	311	486	1,135	1,457
Combined equivalent volumes (MBoe)	101	143	337	420
Average daily combined equivalent volumes (MBoe/d)	1.1	1.6	1.2	1.5
Well Data
Initial and Trust Development Wells producing - average	90	119	98	123
Revenues (in thousands)
Royalty income	$710	$2,406	$4,014	$8,391
Proceeds from sale of Trust assets	5,250	—	5,250	—
Total revenue	5,960	2,406	9,264	8,391
Expenses (in thousands)
Post-production expenses	$279	$418	$980	$1,235
Production taxes	33	142	220	511
Trust administrative expenses	638	304	1,612	1,242
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	(240)	154	(231)	159
Total expenses	710	1,018	2,581	3,147
Distributable income available to unitholders	$5,250	$1,388	$6,683	$5,244
Average Prices
Oil (per Bbl)	$21.32	$58.75	$45.24	$57.84
NGL (per Bbl)	$5.24	$17.10	$11.15	$20.98
Combined oil and NGL (per Bbl)	$7.47	$23.73	$16.52	$27.76
Natural gas (per Mcf)	$1.11	$1.91	$1.38	$2.37
Combined equivalent (per Boe)	$7.06	$16.76	$11.89	$19.91
Average Prices – including impact of post-production expenses
Natural gas (per Mcf)	$0.22	$1.05	$0.52	$1.52
Combined equivalent (per Boe)	$4.29	$13.83	$8.98	$16.97
Expenses (per Boe)
Post-production	$2.77	$2.93	$2.91	$2.94
Production taxes	$0.32	$1.00	$0.66	$1.22
____________________
1.Production volumes and related revenues and expenses for the three-month period ended September 30, 2020 (included in SandRidge’s August 2020 net revenue distribution to the Trust) represent production from March 1, 2020 to May 31, 2020.
2.Production volumes and related revenues and expenses for the three-month period ended September 30, 2019 (included in SandRidge’s August 2019 net revenue distribution to the Trust) represent production from March 1, 2019 to May 31, 2019.
3.Production volumes and related revenues and expenses for the nine-month period ended September 30, 2020 (included in SandRidge’s February, May and August 2020 net revenue distribution to the Trust) represent production from September 1, 2019 to May 31, 2020.
4.Production volumes and related revenues and expenses for the nine-month period ended September 30, 2019 (included in SandRidge’s February, May and August 2019 net revenue distribution to the Trust) represent production from September 1, 2018 to May 31, 2019.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the three-month period ended September 30, 2020 totaled $0.7 million compared to $2.4 million received during the three-month period ended September 30, 2019. The approximate $1.7 million decrease in royalty income consisted of approximately $1.0 million attributable to a decrease in prices received and approximately $0.7 million attributable to a decrease in total volumes produced. The average number of producing wells in the three-month period ended September 30, 2020 decreased by 29 from 119 in the three-month period ended September 30, 2019, because wells that could not economically produce due to continued declining production and current pricing were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2020 totaled approximately $33,000, or $0.32 per Boe, and were approximately 4.6% of royalty income. Production taxes for the three-month period ended September 30, 2019 totaled approximately $0.1 million, or $1.00 per Boe, and were approximately 5.9% of royalty income.

Distributable Income

There was no distributable income for the three-month period ended September 30, 2020 related to production attributable to the Trust’s interests as costs, charges and expenses attributable to the properties in which the Trust holds royalty interests exceeded the revenue received. The Trustee completed the sale of the Trust’s assets to SandRidge Exploration and Production, LLC, a wholly owned subsidiary of SandRidge, on September 10, 2020 for a sale price of $5.25 million and will distribute the net proceeds of the sale to the Trust unitholders in November 2020. Distributable income for the three-month period ended September 30, 2019 was $1.4 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $154,000, reflecting approximately $458,000 withheld from the August 2019 cash distribution to unitholders partially offset by approximately $304,000 used to pay Trust expenses during the period.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenues

Royalty Income. Royalty income received during the nine-month period ended September 30, 2020 totaled $4.0 million compared to $8.4 million received during the nine-month period ended September 30, 2019. The approximate $4.4 million decrease in royalty income consisted of approximately $2.7 million attributable to a decrease in prices received and approximately $1.7 million attributable to a decrease in total volumes produced. The average number of producing wells in the nine-month period ended September 30, 2020 decreased by 25 from 123 in the nine-month period ended September 30, 2019, because wells that could not economically produce due to continued declining production and current pricing were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the nine-month period ended September 30, 2020 totaled approximately $220,000, or $0.66 per Boe, and were approximately 5.5% of royalty income. Production taxes for the nine-month period ended September 30, 2019 totaled approximately $0.5 million, or $1.22 per Boe, and were approximately 6.1% of royalty income.

Distributable Income

Distributable income related to production for the nine-month period ended September 30, 2020 was $1.4 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.2 million, reflecting approximately $1.6 million used to pay Trust expenses during the period partially offset by approximately $1.4 million withheld in aggregate from the February 2020 and May 2020 cash distributions to unitholders and the August 2020 production period. The Trustee completed the sale of the Trust’s assets to SandRidge Exploration and Production, LLC, a wholly owned subsidiary of SandRidge, on September 10, 2020 for a sale price of $5.25 million and will distribute the net proceeds of the sale to the Trust unitholders in November 2020. Distributable income for the nine-month period ended September 30, 2019 was $5.2 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.2 million, reflecting approximately $1.4 million withheld in aggregate from the February 2019, May 2019 and August 2019 cash distributions to unitholders partially offset by approximately $1.2 million used to pay Trust expenses during the period.

Liquidity and Capital Resources

Prior to the sale of the Royalty Interests, the Trust had no source of liquidity or capital resources other than cash flow generated from the Royalty Interests and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. The Trust did not and does not have any capital requirements related to drilling wells or any other operating or capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determined the amount of funds available for distribution. Available funds were the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) was not sufficient to pay the Trust’s ordinary course administrative expenses as they became due, the Trust could borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds were borrowed, no further distributions would be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds had been repaid. No such loan was outstanding at September 30, 2020 or December 31, 2019.

Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee had been withholding, the greater of $50,000 or 3.5%, increasing to $195,000 for the fourth quarter 2019 distribution, of the funds otherwise available for distribution each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of $625,000. The targeted reserve amount has been funded; however, because the amount of distributable income for the three months ended June 30, 2020 was only $20,000, the Trustee, in its discretion, elected to withhold that amount for inclusion in the cash reserve for future liabilities. Approximately $1.3 million of the Trust’s cash reserves previously withheld by the Trustee is being released and distributed to the Trust unitholders as part of the November Distribution. Although the November Distribution is expected to be the final distribution to be made to the Trust unitholders, if there are any cash reserves remaining after the payment of all expenses and liabilities of the Trust, the Trustee may make a final distribution to unitholders of such amount prior to the completion of the winding up process. These cash reserves, if needed, are expected to be sufficient to fund the Trust's expenses for the next 12 months.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses.

2020 Trust Distributions to Unitholders. During the nine-month period ended September 30, 2020, the Trust's distributions to unitholders were as follows:

				Total
	Covered			Distribution
	Production Period	Date Declared	Date Paid	Paid
Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2020	February 28, 2020	$696,150
Second Quarter	December 1, 2019 — February 29, 2020	April 23, 2020	May 29, 2020	$745,875
Third Quarter	March 1, 2020 — May 31, 2020	July 23, 2020	N/A	$—

Future Trust Distributions to Unitholders. On October 23, 2020, the Trust announced that there would be a cash distribution in November 2020, reflecting the net proceeds received from the sale of the Trust’s assets to SandRidge on September 10, 2020 as discussed above, as well as the release of approximately $1.3 million of cash reserves previously withheld by the Trustee for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. See “Distribution to Unitholders” in Note 6 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for additional discussion of this future distribution. In addition, as discussed above under “Overview—Early Termination of the Trust; Sale of Trust Assets,” as of the effective date of the Asset Sale, the Trust no longer receives any income derived from the Underlying Properties. Therefore, there will be no further quarterly cash distributions to Trust unitholders reflecting quarterly revenues generated from the Underlying Properties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic has had, and is likely to continue to have, a negative impact on worldwide economic and commercial activity and financial markets, as well as global demand for crude oil, NGL and natural gas. The economic effects of the COVID-19 pandemic, combined with the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices, have created uncertainty in the oil industry and led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per barrel of crude oil in April 2020. The West Texas Intermediate spot price of crude oil has declined from $61.17 per barrel on January 2, 2020 to $36.60 per barrel on November 2, 2020. The responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts SandRidge or any third-party operator of the Underlying Properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil, NGL and natural gas prices will adversely affect SandRidge or third-party operators of the Underlying Properties. Continued low oil and natural gas prices may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties, or even plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities, which could result in termination of the portion of the Royalty Interest relating to the abandoned well, and SandRidge would have no obligation to drill a replacement well.

To the extent COVID-19 adversely affects production from the Underlying Properties or SandRidge’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in the Trust’s 2019 Form 10-K.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per barrel of crude oil in April 2020. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties.

ITEM 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Trust of SandRidge Mississippian Trust II	S-1	333-178894	3.1	01/05/2012
3.2	Amended and Restated Trust Agreement of SandRidge Mississippian Trust II, dated as of April 23, 2012, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company.	8-K	001-35508	4.1	04/24/2012
3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Mississippian Trust II, dated June 18, 2012, by the Bank of New York Mellon Trust Company, N.A.	10-Q	001-35508	3.4	08/13/2012
10.1	Purchase and Sale Agreement dated as of September 9, 2020 between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II.	8-K	001-35508	10.1	09/14/2020
31.1	Section 302 Certification					*
32.1	Section 906 Certification					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDRIDGE MISSISSIPPIAN TRUST II

	By:	THE BANK OF NEW YORK MELLON TRUST
COMPANY, N.A., Trustee

		By:	/s/ Sarah Newell
Sarah Newell
Vice President
Date: November 12, 2020

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